Form 10-Q
period 2008-02-29
PROGRESSIVE TRAINING, INC.
filed 2008-04-14
CIK 1402945

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 29, 2008


[_] Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

                        Commission File Number: 000-52684

                           PROGRESSIVE TRAINING, INC.
                (Name of Registrant as Specified in Its Charter)

           Delaware                                            32-0186005
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                       17337 Ventura Boulevard, Suite 208
                            Encino, California 91316
                    Issuer's Telephone Number: (818) 759-1876
            (Address and phone number of principal executive offices)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

         Check whether the issuer is a "shell  company" as defined in Rule 12b-2
of the Securities Exchange Act of 1934.  Yes [_]   No [X]

         The Registrant has ---------------- shares of Common stock, par value $.0001 per share issued and outstanding as of April 00, 2008

          There currently is no public market for the Company's Stock.

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

          Large accelerated filer  [_]             Accelerated filer  [_]

          Non-accelerated filer    [_]             Smaller reporting company [X]
 (Do not check if a smaller reporting company)

         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I      FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.     Condensed Consolidated Financial Statements ...................... 3
            Balance Sheets
                February 29, 2008 (Unaudited) and May 31, 2007 (audited)...... 4
            Statements of Operations
                For the Three- and Nine-Month Periods
                Ended February 29, 2008 (Unaudited) and
                February 28, 2007 (as restated) (Unaudited)................... 5
            Statements of Shareholders' Deficit
                For The Nine Months Ended
                February 28, 2008 (Unaudited)................................. 6
            Statements of Cash Flows
                For the Nine Months Ended
                February 29, 2008 (Unaudited)
                and February 28, 2007(as restated) (Unaudited)................ 7
            Notes to Financial Statements..................................... 8

Item 2.     Management's Discussion and Analysis or Plan
            of Operation......................................................11

Item 3.     Controls and Procedures...........................................19

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings.................................................21

Item 2.     Changes in Securities and Use of Proceeds.........................21

Item 3.     Defaults upon Senior Securities...................................21

Item 4.     Submission of Matters to a Vote of Security Holders...............21

Item 5.     Other Information.................................................21

Item 6.     Exhibits..........................................................21

Signatures....................................................................22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)

CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                    February 29,      May 31,
                                                        2008           2007
                                                    (Unaudited)      (Audited)
                                                    -----------     -----------
ASSETS

Accounts receivable, Net of allowance
  for doubtful accounts of $21,872 .............    $    18,918     $    12,058

Property and equipment, Net of accumulated
  depreciation of $11,709 and $14,872,
  respectively .................................           --            12,299

Accounts receivable, related party .............           --            35,790

Prepaid expenses and other assets ..............          2,116           2,365
                                                    -----------     -----------

TOTAL ASSETS ...................................    $    21,034     $    62,512
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Bank overdraft .................................    $     5,461     $      --
Line of credit .................................         39,525          35,000
Accounts payable and accrued expenses ..........         77,942          81,020
Accrued professional fees ......................         33,946            --
Accrued interest due to shareholder ............          1,376            --
Note payable due to shareholder ................         43,624            --
                                                    -----------     -----------

Total liabilities ..............................        201,874         116,020
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.0001;
    200,000,000 shares authorized; 2,280,000
    shares issued and outstanding ..............            228             228
Additional paid-in capital .....................      1,325,023       1,323,912
Accumulated deficit ............................     (1,506,091)     (1,377,648)
                                                    -----------     -----------
Total shareholders' deficit ....................       (180,840)        (53,508)
                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ....    $    21,034     $    62,512
                                                    ===========     ===========

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 (UNAUDITED)
--------------------------------------------------------------------------------------

                                   THREE MONTHS               NINE MONTHS
                              --------------------------    --------------------------
                                  2008          2007           2008           2007
                                            (as restated)                 (as restated)
                              -----------    -----------    -----------    -----------
REVENUES ..................   $    50,596    $    76,093    $   169,695    $   250,523

COST OF REVENUES ..........        13,085         21,659         43,044         62,761
                              -----------    -----------    -----------    -----------

GROSS PROFIT ..............        37,511         54,434        126,651        187,762
                              -----------    -----------    -----------    -----------

EXPENSES:
Selling and marketing .....        18,976         18,264         62,611         71,565
General and administrative.        71,110         32,212        183,064        161,595
Research and development ..           426            200          4,577            200
Interest expense ..........         1,594            253          4,042         37,164
                              -----------    -----------    -----------    -----------
Total expenses ............        92,106         50,929        254,284        270,524
                              -----------    -----------    -----------    -----------

INCOME(LOSS) BEFORE INCOME
    TAXES .................       (54,595)         3,505       (127,643)       (82,762)

INCOME TAXES ..............          --             --              800            800
                              -----------    -----------    -----------    -----------

NET INCOME (LOSS) .........   $   (54,595)   $     3,505    $  (128,443)   $   (83,562)
                              ===========    ===========    ===========    ===========

BASIC AND DILUTED INCOME
   (LOSS)PER SHARE ........   $     (0.02)   $     (0.00)   $     (0.03)   $     (0.05)
                              ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING ............     2,280,000      1,750,000      2,280,000      1,750,000
                              ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)

CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                       COMMON STOCK            COMMON       ADDITIONAL
                                 -------------------------      STOCK        PAID-IN      SHAREHOLDER
                                   SHARES        AMOUNT       SUBSCRIBED     CAPITAL       (DEFICIT)        TOTAL
                                 -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, MAY 31, 2007 ........     2,280,000   $       228   $      --     $ 1,323,912    $(1,377,648)   $   (53,508)

CONTRIBUTED CAPITAL ..........          --            --            --          31,200           --           31,200

RELATED PARTY DEBT FORGIVENESS          --            --            --         (30,089)          --          (30,089)

NET LOSS .....................          --            --            --            --         (128,443)      (128,443)
                                 -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, FEBRUARY 29, 2008 ..      2,280,000   $       228   $      --     $ 1,325,023    $(1,506,091)   $  (180,840)
                                 ===========   ===========   ===========   ===========    ===========    ===========


See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 (UNAUDITED)
-------------------------------------------------------------------------------

                                                          2008          2007
                                                                   (as restated)
                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................   $(128,443)    $ (83,562)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Contribution of capital for  services..........      31,200        20,800
     Amortization of debt discount..................        --          32,909
     Provision for doubtful accounts................       7,000          --
        Changes in operating assets and liabilities:
         Accounts receivable .......................     (13,619)        8,851
         Accounts receivable, related party.........       5,701       (28,549)
         Other assets ..............................         249          (669)
         Accounts payable and accrued expenses .....      32,244        (1,215)
         Deferred revenue ..........................          --        (5,570)
                                                       ---------     ---------
Net cash used by operating activities ..............     (65,668)      (57,005)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .....................................       5,461           240
Cash to Dematco, Inc................................        --         (22,701)
Net borrowings (repayments) from (to) shareholder ..      43,624        16,765
Net borrowings (repayments) on line of credit ......       4,525        12,000
                                                       ---------     ---------
Net cash provided (used) by financing activities....      53,610         6,304
                                                       ---------     ---------
NET DECREASE IN CASH ...............................     (12,058)      (50,701)

CASH, BEGINNING OF YEAR ............................      12,058        50,701
                                                       ---------     ---------
CASH, END OF YEAR ..................................   $      --      $     --
                                                       =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .............................   $   2,667     $   1,347
Cash paid for income taxes .........................   $      --     $     800


See accompanying notes to financial statements

PROGRESSIVE TRAINING, INC. (FORMERLY ADVANCED MEDIA TRAINING, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BUSINESS BACKGROUND

Progressive Training, Inc. (formerly Advanced Media Training, Inc.; the "Company") was incorporated under this name in Delaware on October 31, 2006. The Company is engaged in the development, production and distribution of training and educational video products and services and has been in operation since March 2000. From August 10, 2004 through December 11, 2006 the business of the development, production and distribution of management and general workforce training videos was conducted under the name Advanced Media Training, Inc.

2. INTERIM CONDENSED FINANCIAL STATEMENTS

FISCAL PERIODS

The Company's fiscal year-end is May 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the three and nine months ended February 29, 2008 and 2007 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K-SB (as amended) for the fiscal year ended May 31, 2007.

In December 2006, Advanced Media Training, Inc. acquired the outstanding common stock of Dematco, Inc. ("Dematco"), a privately-held company with operations in the United Kingdom. The transaction was accounted for as a recapitalization of Dematco. The operations and business of Advanced Media Training, Inc. from June 1, 2006 to December 2006 and subsequently conducted under its new name, Progressive Training, Inc. through May 31, 2007 have been included in these financial statements, except as follows. In connection with the recapitalization, Dematco agreed to retain certain assets and liabilities amounting to approximately $260,000. These consisted of cash of approximately $23,000, a convertible debenture issued by an affiliate of Dematco to Advanced Media Training, Inc. in fiscal 2006, loans due to officers and related accrued interest. The assets and liabilities were transferred at their historical book value in December 2006 and, accordingly, recorded as a contribution to capital on the books of the Company in December 2006. The assets and liabilities of Advanced Media Training, Inc. that were not retained by Dematco were transferred at their historical book value into the newly incorporated Progressive Training, Inc.

Through February 2007, the Company was a wholly-owned subsidiary of Dematco. On March 1, 2007, Dematco agreed to transfer 1 million shares of the Company's common stock held by them in exchange for forgiveness of debt of $80,000 due to Buddy Young, the Company's President and majority shareholder. Accordingly, the Company was no longer a wholly-owned subsidiary of Dematco after March 1, 2007.

However,  Dematco still owns 750,000 shares.  For reporting  purposes,  only the
historical   results  of  operations  of  Advanced  Media  Training,   Inc.  and
Progressive Training, Inc. are included in these financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary materially from management's estimates and assumptions.

RECLASSIFICATIONS

Certain amounts in the financial statements for the comparative prior fiscal periods have been reclassified to be consistent with the current fiscal period's presentation.

SIGNIFICANT CUSTOMERS

During the nine months ended February 29, 2008 the Company had one customer that accounted for 16% of the Company's net sales. One customer exceeded 10% of sales during the nine months ended February 28, 2007, (11%). Foreign sales (primarily royalty income from Canada) amounted to $46,459 and $50,620 for the nine month period ended February 29, 2008 and February 28, 2007, respectively.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At February 29, 2008, the Company had no potentially dilutive shares.

3. COMMITMENTS AND CONTINGENCIES

The Company has agreements with companies to pay a royalty on sales of certain videos (co produced with these companies). The royalty is based on a specified formula, which averages approximately 35% of net amounts collected.

The Company leases its operating facility for $2,364 per month in Encino, California under an operating lease which expires August 31, 2009. Rent expense was $21,646 and $21,069 for the nine months ended February 29, 2008 and February 28, 2007, respectively.

4. LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (9.48% at February 29, 2008). The line is callable upon demand.

5. RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) which provides a monthly fee of $8,400 for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the nine months ended February 29, 2008 and February 28, 2007. Total expense was $75,600 and $61,950 for the nine months ended February 29, 2008 and February 28, 2007, respectively.

We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2008. The note is secured by all our right, title and interest in and to our video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2008. As of February 29, 2008, the Company has borrowed $43,624 from Mr. Young.

During the quarter ended February 29, 2008, the Company agreed to forgive the balance due from Dematco amounting to $30,089 in exchange for Dematco's issuance of the remaining shares of the Company held by it (750,000 shares) to its existing shareholders. The forgiveness of debt has been reflected in the financial statements as a reduction of additional paid in capital.

PROGRESSIVE TRAINING, INC.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

You should be aware that our results from operations could materially be effected by a number of factors, which include, but are not limited to the following: economic and business conditions specific to the management and general workforce training industry; competition and the pricing and of products offered by us and our competitors; changes in personnel training methods, i.e. a decision by companies to allocate more of their budgets to computer based training, rather than purchasing videos for training purposes; our ability to control costs and expenses, and access to capital. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

INTRODUCTION. As noted elsewhere in this report, the Company's principal customers are companies having 100 or more employees with an established training department. In many cases training departments are part of and supervised by the company's human resource department. In order to maintain our relationship with these customers, we must work closely with them to make sure that we are in a position to satisfy their training requirements. We strive to accomplish this by being up to date and knowledgeable about the content of the many videos currently available. This product awareness provides us the opportunity to assist the customer in quickly and accurately selecting videos that focus on subject matter that will fulfill their particular training needs. We face competition from numerous other providers of training videos. We believe many of these competitors are larger and better capitalized than the Company. Additionally, if the Company is to grow its business by financing and producing additional training videos, it will require additional capital. To date our cash flow from operations has been minimal. Other than from operations and our line of credit, our only source of capital is an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2008. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2008. As of February 29, 2008, the Company has borrowed $43,624 from Mr. Young. We expect that the cash flow from operations, together with the available funds under the above referenced agreement with our president will be sufficient to fulfill our capital requirements through fiscal 2008.

Our efforts during the next 12 months will mainly be focused on attempting to increase revenue by (a) seeking to retain additional free lance commissioned sales representatives, (b) improve the functionality of our website by adding features such as providing customers the ability to preview videos online, and by enhancing the website's search capabilities and user interface, and (c) by allocating a greater portion of available cash flow for both the emailing and direct mailing of marketing materials such as catalogues and notices of special discounts to our customers. Although the amount spent in these areas will vary depending on our cash flow, we anticipate spending during the next 12 months approximately $20,000 on maintaining and improving our website, and approximately $35,000 for the mailing of marketing materials as outlined above. During the year ended May 31, 2007 we spent approximately $22,000 for these purposes. During the nine months ended February 29, 2008 we spent approximately $8,071or these purposes.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified two accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

The first critical accounting policy relates to revenue recognition. We recognize revenue from product sales upon shipment to the customer. Rental income is recognized over the related period that the videos are rented. Based on the nature of our product, we do not accept returns. Damaged or defective product is replaced upon receipt. Such returns have been negligible since the Company's inception.

The second critical accounting policy relates to production costs. The Company periodically incurs costs to produce new management training videos and to enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred.

                              RESULTS OF OPERATIONS

GENERAL

Our core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. Through February 2007, the Company was a wholly-owned subsidiary of Dematco, Inc., formally known as Advanced Media Training. On March 1, 2007, Dematco agreed to transfer 1 million shares of the Company's common stock held by them in exchange for forgiveness of debt of $80,000 due to Buddy Young, the Company's President and majority shareholder. Accordingly, the Company was no longer a wholly-owned subsidiary of Dematco after March 1, 2007. For reporting purposes, only the historical results of operations of Advanced Media Training, Inc. and Progressive Training, Inc. are included in these financial statements.

The operations of the workforce training business were conducted from June 1, 2006 to December 2006 under Advanced Media Training, Inc. and subsequent thereto under Progressive Training, Inc. The results of operations consist only of the workforce training video business. The core assets and liabilities of the business have been maintained at their historical book values in these financial statements.

In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers, which currently account for approximately 60% of our revenues. Workforce training industry trends have demonstrated that the amount of money allocated by companies for the training of their employees varies according to general economic conditions. In many cases in a good economy training department budgets are increased, and as a result more funds are available to purchase training videos and other employee training products. Conversely, when economic conditions are not good companies tend to cut back on the amount of funds spent on the purchase of workforce training products. We anticipate that general economic conditions will continue to have a direct effect on our revenues.


FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

SELECT FINANCIAL INFORMATION



                                                  2008          2007
                                               ---------     ---------
         Statements of Operation Data:

         Revenue ..........................    $  50,596     $  76,093
         Cost of revenues .................       13,085        21,659
         Gross profit .....................       37,511        54,434
         Total expenses ...................       92,106        50,929
         Net income (loss) after taxes ....      (54,595)        3,505
         Net income (loss) per share ......        (0.02)         0.00

         Balance Sheet Data:

         Total assets .....................    $  21,034     $  40,468
         Total liabilities ................    $ 201,874     $  65,512
         Stockholders' deficit ............    $(180,840)    $ (25,044)

REVENUES

Our revenues for the three months ended February 29, 2008 were $50,596. Revenues for the three months ended February 28, 2007, were $76,093. This represents a decrease of $25,497. This decrease in revenues was caused by three major factors: (1) a general slowdown in the economy causing organizations to trim their expenditures for personnel training, (2) the aging of the training videos currently in our library, and (3) the increased use by organizations of internet based training. Product sales made up approximately 74% of the total revenue. Royalties earned from the sales of our product amounted to approximately $17,854 during the three months ended February 29, 2008 and $19,900 during the three months ended February 28, 2007. Rental of videos were less than 1% of our sales. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 51% of product sales.

COST OF REVENUES

The cost of revenues during the three months ended February 29, 2008, was $13,085 as compared to $21,659 during the three months ended February 28, 2007. The cost of revenues, as a percent of sales was 26% during the three months ended February 29, 2008 and 29% during the three months ended February 28, 2007. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will continue to generally be approximately within the 15 to 35 percent range.

During most periods approximately 50% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, although there may be some variances, we anticipate that the cost of goods sold as a percentage of revenues derived from the sale of third party videos will generally be approximately within the 15 to 30 percent range.

EXPENSES

Selling and marketing expenses were $18,976 for the three months ended February 29, 2008 as compared to $18,264 for the three months ended February 28, 2007. This represents an increase of $712. Our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace and the product mix of our sales.

General and administrative expenses for the three months ended February 29, 2008 were $71,110 as compared to $32,212 for the three months ended February 28, 2007. This represents an increase of $38,898. This is a result of an increase in our accounting and professional services to $22,534 during the three months ended February 29, 2008 from $0 during the three months ended February 28, 2007. During the three months ended February 29, 2008 we also recorded $10,400 of officer's compensation, as additional paid in capital that was not recorded during the three months ended February 28, 2007.

Research and development expenses were $426 for the three months ended February 29, 2008. We recorded $200 for research and development expenses for the three months ended February 28, 2007. We anticipate that we will incur minimal research and development costs as we evaluate and develop new training video products during the next fiscal period.

Interest expense totaled $1,594 for the three months ended February 29, 2008 and $253 for the three months ended February 28, 2007. Interest expense relates to our line of credit and borrowings from shareholder. On February 29, 2008 our total term debt outstanding was $83,149 as compared to $12,000 on February 28, 2007. This change is due to the increased borrowings on our line of credit and additional advances from our shareholder.

NET LOSS

As a result of the aforementioned, our net loss was $54,595 for the three months ended February 29, 2008 as compared to a net income of $3,505 for the three months ended February 28, 2007.

FOR THE NINE  MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

SELECT FINANCIAL INFORMATION


                                                2008            2007
                                             ---------       ---------

         Statements of Operation Data:

         Revenue ......................      $ 169,695       $ 250,523
         Cost of revenues .............         43,044          62,761
         Gross profit .................        126,651         187,762
         Total expenses ...............        254,294         270,524
         Net loss after taxes .........       (128,443)        (83,562)
         Net loss per share ...........          (0.06)          (0.05)

         Balance Sheet Data:

         Total assets .................      $  21,034       $  40,468
         Total liabilities ............      $ 201,874       $  65,512
         Stockholders' deficit ........      $(180,840)      $ (25,044)

REVENUES

Our revenues for the nine months ended February 29, 2008 were $169,565. Revenues for the nine months ended February 28, 2007 were $250,523. This represents a decrease of $80,928. This decrease in revenues was caused by three major factors: (1) a general slowdown in the economy causing organizations to trim their expenditures for personnel training, (2) the aging of the training videos currently in our library, and (3) the increased use by organizations of internet based training. Product sales made up approximately 74% of the total revenue. Royalties earned from the sales of our product amounted to approximately $46,459 during the nine months ended February 29, 2008 and $50,620 during the nine months ended February 28, 2007. Rental of videos were less than 1% of our sales. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 35% of product sales.

COST OF REVENUES

The cost of revenues during the nine months ended February 29, 2008, was $43,044 as compared to $62,761 during the nine months ended February 28, 2007. The cost of revenues, as a percent of sales was 25% during the nine months ended February 29, 2008 and 25% during the nine months ended February 28, 2007. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will continue to generally be approximately within the 15 to 35 percent range.

During most periods approximately 50% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, although there may be some variances, we anticipate that the cost of goods sold as a percentage of revenues derived from the sale of third party videos will generally be approximately within the 15 to 30 percent range.

EXPENSES

Selling and marketing expenses were $62,611 for the nine months ended February 29, 2008 as compared to $71,565 for the nine months ended February 28, 2007. This represents a decrease of $8,954. This decrease is the result of a decrease in our commission expense to $9,402 during the nine months ended February 29, 2008 from $17,383 during the nine months ended February 28, 2007. Our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace and the product mix of our sales.

General and administrative expenses for the nine months ended February 29, 2008 were $183,064 as compared to $161,595 for the nine months ended February 28,

2007. This represents an increase of $21,469. This increase is mainly the result of an increase in our professional and outside services in the amount of $18,163, to $90,633 during the nine months ended February 29, 2008 from $72,470 during the nine months ended February 28, 2007.

Research and development expenses were $4,577 for the nine months ended February 29, 2008, as compared to $200 for the nine months ended February 28, 2007. We anticipate that we will incur minimal research and development costs as we evaluate and develop new training video products during the next fiscal period.

Interest expense totaled $4,042 for the nine months ended February 29, 2008 and $37,164 for the nine months ended February 28, 2007. Interest expense relates to our line of credit and borrowings from our principal shareholder. On February 29, 2008 our total term debt outstanding was $83,149 as compared to $12,000 on February 28, 2007. The additional interest expense during the nine months ended February 28, 2007 is due to a convertible debenture being assumed by Dematco in connection with our Asset and Liability Agreement.

NET LOSS

As a result of the aforementioned, our net loss was $128,443 for the nine months ended February 29, 2008 and $83,562 for the nine months ended February 28, 2007.

PLAN OF OPERATION

Until March 1, 2007, the Company's was a wholly owned subsidiary of Dematco, Inc. On that date Dematco transferred to us all of its assets and liabilities related to the production and distribution of workforce training videos.

We will continue to devote our limited resources to marketing and distributing workforce training videos and related training materials. At this time these efforts are focused on the sale of videos produced by third parties. Approximately 60% of our revenue is derived from these sales. Additionally, we will continue to market videos produced by us, Among these are "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences," "What It Really Takes To Be A World Class Company," "How Do You Put A Giraffe In The refrigerator?." In addition, we anticipate spending some of our resources on the production and marketing of additional training videos produced by us. The amount of funds available for these expenditures will be determined by cash flow from operations, as well as, our ability to raise capital through an equity offering or further borrowing from our President, and other traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

Management expects that sales of videos and training materials, along with available funds under an agreement with its President and majority shareholder should satisfy our cash requirements through fiscal 2008. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

We currently have one full time employee who manages our marketing and sales efforts. Additionally we have two part time employees who assist with the administration functions. We mainly utilize outside services to handle our accounting and other administrative requirements, and commissioned sales personnel to handle the selling and marketing of our videos. During the next 12 months we anticipate hiring one or two additional full-time employees to assist in our sales and marketing requirements. In addition, Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, and L. Stephen Albright, our Vice President, Secretary and a Director, each work on a part-time basis. During the nine months ended February 29, 2008, Mr. Young contributed non-cash compensation (representing the estimated value of services contributed to the Company) of $31,200.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit was $135,842 at February 29, 2008.

Our cash flows used by operations were $65,668 for the nine months ended February 29, 2008. This is the result of our net loss of $128,443 along with cash used by accounts receivable in the amount of $13,619, offset by a decrease in accounts receivable, related party in the amount of $5,701 and the increase of accounts payable and accrued expenses in the amount of $30,868.

Our cash flows used by operations were $57,005 during the nine months ended February 28, 2007. This is the result of our net loss in the amount of $83,562, and the increase the amount due from related party in the amount of $28,549.

During the nine months ended February 29, 2008.and 2007 we did not use any cash for investing activities.

Our cash flows provided by financing activities were $53,610 for the nine months ended February 29, 2008.This is the result of borrowing from a shareholder in the amount of $43,624 along with borrowing on our line of credit in the amount of $4,525 and a bank overdraft in the amount of $5,461.

Our cash flows provided by financing activities were $6,304 for the nine months ended February 28, 2007. This is the result of borrowing from a shareholder in the amount of $16,765 along with borrowing on our line of credit in the amount of $12,000 and a bank overdraft in the amount of $240. In addition, we transferred $22,701 in cash to Dematco, Inc. pursuant to the Asset and Liability Agreement.

We currently have no material commitments at this time to fund development of new videos or to acquire any significant capital equipment.

We are a company with a limited operating history and a history of net losses.

We had a cash balance of $0 on February 29, 2008. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2008. We owed our President a total of $43,624 in principal under the agreement as of February 29, 2008. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2008.

The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (9.48% at February 29, 2008). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the Company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. The outstanding balance as of February 29, 2008, was $39,525.

If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through December 31, 2008. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos or delay any business transaction requiring the payment of cash, or both.

If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company.


ITEM 3.       CONTROLS AND PROCEDURES

         The principal executive officer and principal financial officer of the Company, who are the same person ("the Certifying Officer") with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this annual report. Based upon the evaluation, the Certifying Officer concludes that the Company's disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

         There were no significant changes in the Company's internal controls or in other factors during the quarter that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS  None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS  None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES  None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            During the quarter ended February 29, 2008, there were no matters submitted to the Company's security holders.

ITEM 5.     OTHER INFORMATION  None.

ITEM 6.     EXHIBITS

            31.1 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PROGRESSIVE TRAINING, INC.
                                        (Registrant)


Dated: April 14, 2008                   /S/ BUDDY YOUNG
                                        --------------------------------
                                        Buddy Young, President and Chief
                                        Executive Officer