Form 10-Q/A
period 2008-02-29
PROGRESSIVE TRAINING, INC.
filed 2008-04-15
CIK 1402945

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                Amendment No. 1

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

         The Registrant has 2,280,000 shares of Common stock, par value $.0001 per share issued and outstanding as of April 11, 2008.

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

                                        PROGRESSIVE TRAINING, INC.
                                        (Registrant)


Dated: April 15, 2008                   /S/ BUDDY YOUNG
                                        --------------------------------
                                        Buddy Young, President and Chief
                                        Executive Officer