Form 10-K
period 2008-05-31
PROGRESSIVE TRAINING, INC.
filed 2008-08-28
CIK 1402945

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                     For the fiscal year ended May 31, 2008

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                        Commission file number: 000-52684

                           PROGRESSIVE TRAINING, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                         32-0186005
(State or other jurisdiction                      (IRS Employer incorporation or
       of organization)                                 Identification No.)

17337 Ventura Boulevard, Suite 208, Encino, California          91316
   ---------------------------------------------             ----------
      (Address of principal executive offices)               (Zip Code)

                                 (818) 784-0040
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                      Title of each class registered: None

                Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.0001
                          -----------------------------
                                (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [_]                Accelerated filer  [_]

Non-accelerated filer    [_]                Smaller reporting company [X]

Check whether the issuer is a "shell company" as defined in Rule 12b-2 of the Act Yes [ ] No [X]

There currently is no public market for the Company's Stock.

As of August 22, 2008 the issuer had 2,280,000 shares of common stock outstanding.

Documents incorporated by reference:  None

                                  CONTENTS
                                                                            PAGE
                                                                            ----
PART I

   Item 1.     Description of Business.........................................4
   Item 2.     Description of Property........................................11
   Item 3.     Legal Proceedings..............................................11
   Item 4.     Submission of Matters to a Vote of Security Holders............11

PART II

   Item 5.     Market for Common Equity and Related Stockholder Matters.......12
   Item 6.     Management's Discussion and Analysis or Plan of Operation......13
   Item 7.     Financial Statements and Supplementary Data....................19
   Item 8.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................32
   Item 8A(T)  Controls and Procedure.........................................32

PART III

   Item 9.     Directors, Executive Officers, and Corporate Governance........34
   Item 10.    Executive Compensation.........................................37
   Item 11.    Security Ownership of Certain Beneficial Owners and
                  Management..................................................38
   Item 12.    Certain Relationships and Related Transactions.................39
   Item 13.    Exhibits, Financial Statement Schedules........................39
   Item 14.    Principal Accountant Fees and Services.........................40

SIGNATURES     ...............................................................41


                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 7, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

ITEM 1. DESCRIPTION OF BUSINESS

(a)      Background

We were incorporated in Delaware on October 31, 2006. From the date we were incorporated until March 1, 2007, we were a wholly owned subsidiary of Dematco, Inc., formerly Advanced Media Training Inc., a Delaware corporation (hereinafter "Dematco"). On December 10, 2006, our then parent Dematco acquired all the remaining outstanding shares of Dematco Ltd., and elected a new slate of directors and appointed new corporate officers. Concurrent with the acquisition, the new management of Dematco decided to change its core business from the production and distribution of workforce training videos to that of its just acquired company Dematco, Ltd., and to as soon as feasible cease all business activity related to the video training business. The business of Dematco, Ltd. is the dematerializing or converting of financial instruments from paper form to electronic form so as to enable such instruments to be traded in a secure manner electronically on exchanges or exchange platforms on a peer to peer basis. (see COMPANY HISTORY page 11)

(b)      Description of Business

Progressive Training's core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers. The sale of third party videos currently accounts for approximately 74% of our revenues. We anticipate that this percentage will remain the same for the foreseeable future.

WORKFORCE TRAINING VIDEO PRODUCTION

Among the videos produced by us are:

THE CUBAN MISSILE CRISIS: A CASE STUDY IN DECISION MAKING AND ITS CONSEQUENCES. This video is based on the decision making process of President Kennedy and his Cabinet during the Cuban missile crisis,

OWN IT (i.e., "own" your job) and focuses on four main themes: Caring About What You Do, Going Above And Beyond, Being A Team Player, and Being Proud Of What You Do And Where You Do It.

HOW DO YOU PUT A GIRAFFE INTO A REFRIGERATOR? This is an animated short that is used as a meeting opener to stimulate the thinking of the participants,

TEAMSPEAK: HOW TO ASK POSITIVE QUESTIONS. The video's basic theme is the importance of asking positive questions at team meetings.

CHARACTER IN ACTION: THE UNITED STATES COAST GUARD ON LEADERSHIP. In this video author Donald T. Phillips ("Lincoln on Leadership") demonstrates the highest qualities of leadership, and how to apply them, using the example of the United States Coast Guard.

PIT CREW CHALLENGE: DRIVEN TO PERFORM. The video uses the example of an executive team, whose members have little or no experience with cars beyond driving them, taking the challenge of learning how to function as a NASCAR pit crew.

WORKTEAMS AND THE WIZARD OF OZ. Utilizing scenes from the classic movie, host Ken Blanchard demonstrates how workteams can reach their goals, no matter how diverse their members or how difficult the undertaking.

GENERATION WHY. Former teacher and coach on camera host Eric Chester shows organizations how to recruit, train, manage, motivate, and retain the very best of this new generation.

In most cases the cost of production for the workforce training videos range from a low of $40,000 to a high of $125,000. Among the factors that determine the cost are: (a) Script costs, (b) number of cast members, (c) location or studio photography, (d) on-camera host, (e) music & special effects, and (f) size of production crew. Given our limited funds we do not anticipate producing any new training videos during calendar 2008.

DISTRIBUTION OF VIDEOS

As stated above, a consequence of our current and very limited financial resources is that we are unable to develop and produce new training videos on a regular basis. As a result, we mainly marketed and sold videos produced by third parties during the period ended May 31, 2008. We anticipate for the foreseeable future, approximately between 70% and 75% of our revenues will be generated from the sale of videos produced by others. These producers range in size from large corporations, to small independent companies. In general, we market and sell videos they have financed and produced and we receive a discount ranging from 35% to 50% of the gross sale price. It is standard practice within the training industry for distributors to market and sell videos financed and produced by third parties. We are not dependent on any one producer as a source of product for us to sell. To date, no one source or product has accounted for 10% or more of revenues, nor has any one training video accounted for a significant portion of our revenue.

In regard to videos produced by us, we have non-exclusive distribution agreements with a number of distributors to market and sell videos financed and produced by us. Under the terms of these distribution agreements, we have agreed to pay a marketing/distribution fee, ranging from 35% to 50% of gross sales to distributors that sell our video training products. In many instances, we have mutual non-exclusive distribution agreements to market/distribute their products for a similar fee. We are not dependent on any one distributor to market or sell our product. To date, no one distributor has accounted for 10% or more of revenues derived from the sale of videos produced by us. Currently, we have twenty-eight domestic distribution agreements, and twenty-seven international distribution agreements. Most of the domestic distribution agreements are with companies that both produce and distribute training videos. These agreements are reciprocal, in that under the terms of the agreements they are licensed to sell our videos and we are licensed to sell videos that were produced by them. The foreign distribution agreements, as well as domestic agreements with companies that only produce training videos provide only a license for us to sell videos produced by them. Except as mentioned above and along with the percentage of distribution fees paid or received, the terms and conditions are virtually the same in all of our distribution contracts.

The material terms of our various agreements with suppliers (which consist of distributors and producers) are very similar. In general, these agreements provide us with the right to sell the supplier's video training products on a non-exclusive basis. Other material terms include: (i) length of contractual period, automatic renewal for an additional one (1) year terms, subject to termination on 30 or 60 days prior written notice by either party; (ii) sales territory; (iii) confirmation of our independent contractor relationship: (iv) sales commission: and, (v) in two (2) instances we are required to meet monthly sales minimums, which if not met, permits the supplier, at his option, to terminate the agreement. As noted above, we market and sell the training videos for a commission from 35% to 50% of the gross sales price. We are in compliance with all the terms and conditions of our agreements with suppliers.

WORKFORCE TRAINING INDUSTRY OVERVIEW

GENERAL

Except where specifically indicated the following industry views and analysis are based on management's interpretations and beliefs resulting from their experience in the production, sales and marketing of workforce training videos, and their attendance at industry events such as the annual American Society for Training & Development meeting where industry trends are discussed.

According to the Annual Industry Report published by Lakewood Publications in the 2007 issue of its industry publication, TRAINING MAGAZINE:

         o        $58.5   billion  was  spent  for  training  in  2007  by  U.S.
                  organizations with 100 or more employees. This compares to $51.1 billion total industry spending in 2006.

         o $16.3 billion of that $58.5 billion was spent on outside providers of products and services in 2007. This compares to $15.8 billion in 2006. These products and services include "off-the-shelf" materials (our videos and work books are included in this category).

         o        Training budgets increased by 6% from 2006

"Soft-Skill" training and Information Technology training represent the industry's two major distinct sources of revenue. Soft-Skill training includes management skills/development, supervisory skills, communication skills, new methods and procedures, customer relations/services, clerical/secretarial skills, personal growth, employee/labor relations, and sales. Information Technology training includes client/server systems, internet/intranet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology and information technology management.

TRAINING VIDEO PRODUCTION

As stated earlier, approximately 70% to 75% of our revenue is derived from the sale of training videos produced by other companies. Many of these videos are produced by producer/distributors that have the financial resources to produce several videos each year. These producer/distributors then enter into sub-distribution agreements with other industry distributors to market and sell these videos. Additionally, there are many independent producers who produce one or two videos a year. These independent producers then enter into distribution agreements for the marketing and sale of their videos. Such agreements are usually on a royalty basis, and may include an advance against royalties.

THE SOFT SKILL TRAINING MARKET

There are over thirty different specific soft-skill training subjects utilized by organizations to increase employee productivity and awareness. Among the top ten subjects are: new-employee orientation, leadership, sexual harassment, new-equipment orientation, performance appraisals, team-building, safety, problem-solving/decision-making, train-the-trainer, and product knowledge.

We have produced and are marketing training videos that address a number of the above mentioned soft-skill categories. These videos address such categories as leadership, team-building, and problem solving/decision-making. These three categories match the focus of the videos in our current library.

Although many organizations continue to maintain in-house training departments, outside suppliers represent a significant portion of the training budget. TRAINING MAGAZINE reported in its recent industry report that training delivered by outside sources represented approximately 30% of the total dollars spent on traditional training, and approximately 38% of technology based training. Management believes that the trend for organizations to increasingly outsource the training function will continue as a result of the broad range of subjects that must be part of an effective employee training program and the cost of developing and maintaining internal training courses in the rapidly changing workplace.

THE INFORMATION TECHNOLOGY MARKET

To date, we have not produced any training products for the information technology market. Nor do we anticipate doing so in the foreseeable future. However, since we do market such products produced by others, we felt it appropriate to include a discussion of this sector.

The Annual Industry Report additionally revealed that of all formal training in U.S. organizations with ten or more employees, approximately 40% of that formal training is devoted to teaching computer skills. Management believes that the market for Information Technology will continue to be driven by technological change, and that the increasing demand for training information technology professionals is a result of several key factors, including:

         o the proliferation of computers and networks throughout all levels of organizations;

         o        the  shift  from  mainframe   systems  to  new   client/server
                  technologies;

         o the continuous introduction and evolution of new client/server hardware and software technologies; o the proliferation of internet and intranet applications; and

         o        corporate downsizing.

It is our belief that these  foregoing  factors have  resulted in an increase in training  requirements  for  employees  who must  perform new job  functions  or multiple job tasks that require knowledge of varied software applications, technologies, business specific information, and other training topics. Furthermore, since we believe that many businesses use hardware and software products provided by a variety of vendors, their information technology professionals require training on an increasing number of products and technologies which apply across vendors, platforms and operating systems.

PRODUCTS AND SERVICES

Currently, and for at least the next twelve months, we anticipate devoting our limited resources to the development, production and distribution of workforce training videos. However, due to the significant amount of cash required to produce new training videos, ($40,000 to $125,000), we expect that most of our financial resources will be utilized for the purpose of distributing videos produced by other companies, and those videos that have already been produced by us.

Accompanying each of the videos produced by us is a workbook that is designed to be given to all employees participating in the training program. These workbooks are written for us by training professionals and serve to reinforce and enhance the lasting effectiveness of the video. In addition to the workbook, we plan to offer an audiocassette that gives the trainee a general orientation to the training material and serves to reinforce the video's salient points. We believe that the trainees will significantly benefit by being able to use the audio cassette to strengthen and review their comprehension of the information covered in the video during periods when it would be impossible to view a video, such as during drive-time.

Training videos typically have a running time of 20 to 35 minutes. The price range for training videos is from a low of $295 to over $895 per video. Except for our video entitled HOW DO YOU PUT A GIRAFFE INTO A REFRIGERATOR?, which is used as a short 3 minute meeting opener, the videos we acquired fall within the 25 to 35 minute running time range and are sold within the price range mentioned above. The wide variance in the pricing structure is due to such factors as quality of production, on-camera personalities, source of material, sophistication of graphics, and accompanying reference materials. To date, our strategy has been to concentrate on producing high caliber videos utilizing elements and production values that will generate sales at the higher end of the price range, where profit margins are greater.

The price differential between a corporate training video and a standard consumer video is justified by the fact that an organization will purchase a video and utilize it to train hundreds of employees over many years.

SALES AND MARKETING

As stated earlier, the Company's business is conducted under the dba Advanced Knowledge. Accordingly, all of our marketing and sales materials incorporate the Advance Knowledge name and logo. In most cases, the sale of management and general workforce training videos involve direct mail solicitation, preview request fulfillment, and telemarketing. We begin our sales effort by identifying prospective buyers and soliciting them through direct mail appeals that offer the recipient a free preview. In addition, we market and distribute our work force training videos via our web site at www.advancedknowledge.com. During the past year there has been a significant increase within the training industry on the utilization of the internet to both market and deliver training products.

Preview request fulfillment represents a major part of our sales plan. It has been our experience that most professional trainers will not purchase a training video until they have previewed it in its entirety, affording them an opportunity to evaluate the video's applicability to their specific objective and to judge its effectiveness as a training tool. When requests are received, a preview copy is immediately sent to the prospective buyer. To enhance sales potential, we send preview copies in the form of video catalogues. Each video catalogue will include several titles in the same general subject area, as the prospect may be interested in acquiring other videos that deal with similar issues. Within a short period of time following the shipment of the preview copy, a telemarketing representative will call the prospective buyer to obtain their comments and to ascertain their level of interest. As a result of having to send preview copies to potential customers, the sales cycle may take as little as a week or as long as several months. We mainly utilize the following three marketing methods to sell our videos.

DIRECT MAIL

We believe one of the most cost efficient ways of generating sales is through the direct mailing of product catalogues to the purchaser of training products and materials at organizations having 100 or more employees. This is our prime target. According to Dun & Bradstreet, there are over 135,000 organizations in the United States with at least 100 people.

To reach the target buyer, we utilize mailing lists purchased from, among others, the American Society of Training and Development, and companies that sell mailing lists, such as Hugo Dunhill Mailing Lists, Inc. Additionally, a catalogue featuring videos that cover many training topics is included with any sale or preview video sent to our customers

TELEMARKETING

We manage our telemarketing efforts by utilizing part-time employees or free lance telephone representatives who focus primarily on following up on leads that have been generated through direct mail solicitation. Occasionally, we will utilize the services of an outside telemarketing firm to supplement our own efforts. Before calling potential customers our telemarketers are provided with information on a customer's buying history and past needs.

COMPANY WEBSITE

Our experience during the past two years has been that increasingly corporate training managers and others responsible for the purchase of training videos are utilizing the internet to research and make their purchases. As a result, we anticipate spending available funds to upgrade our website's functionality by improving its overall design, and by adding additional features, such as the ability to preview videos online, broaden the website's database to include more content information on most videos, increase the website's search capabilities, and to generally make the website more user friendly.

Additionally, in an effort to increase traffic to our website, we have paid both Google and Yahoo for better placement on their search engines. We intend to continue to pay these search engines for prime placement, as our financial resources permit.

COMPETITION

The workforce training industry is highly fragmented, with low barriers to entry and no single competitor accounting for a dominant market share. Among our competitors are companies such as Media Partners Corp., the LearnCom
Corporation, Coastal Training Technologies, and CRM Learning. Many of our competitors have a competitive edge, as demonstrated by the fact that these companies were able to spend significantly more money for the production, and marketing of new videos. Additionally, we compete with the internal training departments of companies and other independent education and training companies.

INTERNAL TRAINING DEPARTMENTS

We have learned that internal training departments generally provide companies with the most control over the method and content of training, enabling them to tailor the training to their specific needs. However, because internal trainers in many cases find it difficult to keep pace with new training concepts and technologies and lack the capacity to meet demand, organizations supplement their internal training resources with externally supplied training in order to meet their requirements.

INDEPENDENT TRAINING PROVIDERS

Our experience has revealed that independent training providers range in size and include publishers of texts, training manuals and newsletters, as well as providers of videos, software packages, training programs, and seminars.

As a result of the need for external training products and services, many large corporations have entered the field by establishing corporate training divisions. Among the larger competitors are: Times Mirror Corporation; Sylvan Learning Systems, Inc.; Berkshire Hathaway; and Harcourt General. Additional competitors currently producing training products include Blanchard Training & Development, Career Track, American Media, Pfeiffer & Company, CRM Films, Charthouse International, and Learning Works. In all cases, the companies listed above have established credibility within the training industry and, compared to us, have substantially greater name recognition and greater financial, technical, sales, marketing, and managerial resources.

The workforce training market is characterized by significant price competition, and we expect to face increasing price pressures from competitors as company training managers demand more value for their training budgets. There can be no assurance that we will be able to provide products that compare favorably with workforce instructor-led training techniques, interactive training software or other video programs, or that competitive pressures will not require us to reduce our prices significantly.

COMPANY HISTORY

We were incorporated in Delaware on October 31, 2006. From the date we were incorporated until March 1, 2007, we were a wholly owned subsidiary of Dematco, Inc., formerly Advanced Media Training Inc., a Delaware corporation (hereinafter "Dematco"). On December 10, 2006, our then parent Dematco acquired all the remaining outstanding shares of Dematco Ltd., and elected a new slate of directors and appointed new corporate officers. Concurrent with the acquisition, the new management of Dematco decided to change its core business to that of its just acquired company Dematco, Ltd., and to as soon as feasible cease all business activity related to its unrelated business of producing and distributing workforce training videos. The business of Dematco, Ltd. is the dematerializing or converting of financial instruments from paper form to electronic form so as to enable such instruments to be traded in a secure manner electronically on exchanges or exchange platforms on a peer to peer basis.

On March 1, 2007, to facilitate its exit from the training business, the Company and Dematco entered into an Asset and Liability Assumption Agreement, whereby the Company acquired all of Dematco's assets and liabilities related to the production and distribution of workforce training videos in exchange for 1,750,000 shares of the Company's common stock. The assets included distribution rights to twelve workforce training videos, its distribution contracts with other producers of related videos, accounts receivable totaling approximately $9,000, the name Advanced Knowledge for use by a division of the Company, and the Advanced Knowledge website. As stated earlier, the training video business has been and currently is conducted under the dba Advanced Knowledge. The liabilities we assumed included approximately $28,500, in accounts payable, an outstanding line of credit balance of $12,000, and an outstanding credit card balance of approximately $23,500.

Additionally, on March 1, 2007 Dematco's Board of Directors approved and agreed to a debt conversion agreement between three parties, namely, (i) Dematco as the parent company, (ii) us, as the then wholly owned subsidiary of Dematco, and
(iii) our president, Buddy Young. Under the terms of the agreement, Mr. Young agreed to convert $80,000 of the $138,173 owed to him by the Company under a promissory note, to equity in exchange for Dematco's transfer of 1,000,000 shares of the Company's common stock to Mr. Young. As a result, Mr. Young became our principal shareholder, while Dematco retained 750,000 shares of our common stock. As a result of that transfer we were no longer a subsidiary of Dematco.

Further, on January 31, 2008, the Company as the creditor, entered into a Note Satisfaction and Exchange Agreement with Dematco as debtor, pursuant to which the Company forgave the principal amount of Thirty Thousand Nine Hundred and Ninety Dollars ($30,990) owed to it by Dematco in exchange for Dematco's distribution of all of its interest in the Company (which interest consists of seven hundred and fifty thousand (750,000) shares of Progressive's common stock to Dematco's shareholders, as of March 25, 2008. As a result, Dematco no longer owns any shares of the Company, nor does it have any other relationship with or interest in us.

Since our inception, we have been engaged in the development, production and distribution of management and general workforce training videos for use by businesses throughout the world.

We currently have one full time employee who manages our marketing and sales efforts. Additionally, we have two part time employees who assist with the administration functions. We mainly utilize outside services to handle our accounting and other administrative requirements, and commissioned sales personnel to handle the selling and marketing of our videos. During the next 12 months we anticipate hiring one or two additional full-time employees to assist in our sales and marketing requirements. In addition, Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, and L. Stephen Albright, our Vice President, Secretary and a Director, each work on a part-time basis. During the year ended May 31, 2008, Mr. Young contributed non-cash compensation (representing the estimated value of services contributed to the Company of $41,600).

ITEM 2. DESCRIPTION OF PROPERTY

We lease office space from Encino Gardens LLC, an unaffiliated third party for $2,364 per month, located at 17337 Ventura Boulevard, Suite 208, Encino, California 91316. The lease terminates August 31, 2009. We anticipate that this space, consisting of a total of approximately 1,150 square feet, will be adequate for our operations through the end of our current fiscal year.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended May 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET

There is currently no public market for our common stock. If and when management believes it is in the best interest of the Company and its shareholders we will apply for a listing of our stock on either the Over-The-Counter Bulletin Board System (also known as "OTCBB") or the Pink Sheets Electronic Quotation Service. There can be no assurance that we will qualify to have our stock quoted on the OTCBB, the Pink Sheets Electronic Quotation System or any stock exchange or stock market.

Both the OTCBB and the Pink Sheets Electronic Quotation Service have very minimal listing requirements imposed on companies that desire to be listed in their systems.

The OTCBB requires that the company's stock be registered with the Securities and Exchange Commission, that the company be current with its Securities and Exchange Commission filing requirements, and have at lease one (1) market maker. There are no requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

The Pink Sheets quotation system requires that the Company have at least one (1) market maker and have a Form 15-211(c) on file with the National Association of Securities Dealers (also known as the NASD). The Pink Sheets do not have any minimum requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

HOLDERS

As of May 31, 2008, we have 2,280,000 shares of common stock issued and outstanding held by approximately 190 shareholders of record. We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding which are convertible into common stock. We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

COMMON STOCK

The Company's certificate of incorporation provides for the authorization of 100,000,000 shares of common stock, $0.0001 par value. As of May 31, 2008, 2,280,000 shares of common stock were issued and outstanding, all of which are fully paid and non-assessable.

DIVIDEND POLICY

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant. We are not limited in our ability to pay dividends on our securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

You should be aware that our results from operations could materially be effected by a number of factors, which include, but are not limited to the following: economic and business conditions specific to the workforce training industry, competition from other producers and distributors of training videos; our ability to control costs and expenses, access to capital, and our ability to meet contractual obligations. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

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

INTRODUCTION

As noted elsewhere in this report, the Company's principal customers are companies having 100 or more employees with an established training department. In many cases, training departments are part of and supervised by the company's human resource department. In order to maintain our relationship with these customers, we must work closely with them to make sure that we are in a position to satisfy their training requirements. We strive to accomplish this by being up to date and knowledgeable about the content of the many videos currently available. This product awareness provides us the opportunity to assist the customer in quickly and accurately selecting videos that focus on subject matter that will fulfill their particular training needs.

We face competition from numerous other providers of training videos. We believe many of these competitors are larger and better capitalized than the Company. Additionally, if the Company is to grow it's business by financing and producing additional training videos, it will require additional capital. To date our cash flows from operations have been minimal. Other than from operations and our line of credit, our only source of capital is an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2009. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2009. As of May 31, 2008, the Company has borrowed $81,055 from Mr. Young. We expect that the cash flow from operations, together with the available funds under the above referenced agreement with our president will be sufficient to fulfill our capital requirements through calendar year 2008.

Our efforts during the next 12 months will mainly be focused on, increasing revenue by (a) seeking to retain additional free lance commissioned sales representatives, (b) improve the functionality of our website by adding features such as providing customers the ability to preview videos online, and by enhancing the website's search capabilities and user interface, and (c) by allocating a greater portion of available cash flow for both the emailing and direct mailing of marketing materials such as catalogues and notices of special discounts to our customers. Further, in all probability, we will attempt to raise additional funds through the sale of equity, which may have a substantial dilutive effect on the holdings of existing shareholders.

RESULTS OF OPERATIONS

GENERAL

Our core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. As discussed under Item 1. Business Description above, the operations of this line of business were conducted from June 1, 2006 to December 2006 under Advanced Media Training, Inc. and thereafter under Progressive Training, Inc. The numbers below include approximately six months results of Advanced Media's operations consisting only of the workforce training video business. The core assets and liabilities of the business have been maintained at their historical book values in these financial statements.

In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers, which currently account for approximately 74% of our revenues. Workforce training industry trends have demonstrated that the amount of money allocated by companies for the training of their employees varies according to general economic conditions. In many cases, in a good economy, training department budgets are increased, and as a result more funds are available to purchase training videos and other employee training products. Conversely, when economic conditions are not good, companies tend to cut back on the amount of funds spent on the purchase of workforce training products. We anticipate that general economic conditions will continue to have a direct effect on our revenues.

FOR THE YEARS ENDED MAY 31, 2008 AND 2007

SELECT FINANCIAL INFORMATION


Statement of Operations Data                         2008               2007
                                                                   (as restated)
                                                  ---------          ---------
Revenue ................................          $ 239,676          $ 325,155
Cost of revenues .......................          $  57,473          $  82,640
Gross profit ...........................          $ 182,203          $ 242,515
Total expenses .........................          $ 331,232          $ 415,900
Net loss after taxes ...................          $(149,829)         $(174,185)
Net loss per share .....................          $   (0.07)         $   (0.09)

Balance Sheet Data
Total assets ...........................          $  25,462          $  62,512
Total liabilities ......................          $ 217,288          $ 116,020
Stockholder's deficit ..................          $(191,826)         $ (53,508)


REVENUES

Our revenues for the year ended May 31, 2008 were $239,676. Revenues for the prior year ended May 31, 2007, were $325,155. This represents a decrease of $85,479. This substantial decrease is mainly the result of the following factors:(a) the slowdown in the general economy which has a direct impact on corporate training budgets, (b) the aging of the videos produced by us and the fact that we have not introduced any new videos into the marketplace during fiscal year 2008, and (c) the loss of the full time services of two of our sales personnel. Product sales made up approximately 70% of the total revenue. Royalties earned from the sales of our product amounted to approximately $68,873 during the year ended May 31, 2008 and $71,676 during the year ended May 31, 2007. Rental of videos were less than 1% of our sales. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 74% of product sales.

COST OF REVENUES

The cost of revenues during the year ended May 31, 2008, was $57,473 as compared to $82,640 during the year ended May 31, 2007. The cost of revenues, as a percent of sales was 24% during the year ended May 31, 2008 and 26% during the year ended May 31, 2007. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will in general, continue to be approximately within the 20 to 40 percent range.

During most periods approximately 75% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, although there may be some variances, we anticipate that the cost of goods sold as a percentage of revenues derived from the sale of third party videos will in general, be approximately within the 25 to 40 percent range.

EXPENSES

Selling and marketing expenses were $82,681 for the year ended May 31, 2008 as compared to $115,740 for the year ended May 31, 2007. This represents a decrease of $33,059. This decrease is the result of a decrease in our royalty expense to $1,431 during the year ended May 31, 2008 from $18,729 during the year ended May 31, 2007. We also experienced a decrease in our commission expense to $10,710 during the year ended May 31, 2008 from $31,030 during the year ended May 31, 2007. These decreases were partially offset by increases in our business promotion; $50,205 and $43,650; during the years ended May 31, 2007 and 2006, respectively. Our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace.

General and administrative expenses for the year ended May 31, 2008 were $226,400 as compared to $260,527 for the year ended May 31, 2007. This represents a decrease of $34,127. This decrease is the result of a decrease in common stock issued for services to $-0- during the year ended May 31, 2008 as compared to $42,400 during the year ended May 31, 2007. We also experienced a decrease in our traveling expenses to $-0- during the year ended May 31, 2008 as compared to $15,630 during the year ended May 31, 2007. The traveling in the year ended May 31, 2007 for business promotion and corporate activities was not repeated in the year ended May 31, 2008. These decreases were partially offset by an increase in our professional fees to $61,852 during the year ended May 31, 2008 as compared to $36,443 during the year ended May 31, 2007. During the year ended May 31, 2008, our President contributed $41,600 of services as compared to $40,560 of services during the year ended May 31, 2007. We also experienced increases in our bad debt expense, $7,000 and $4,282; during the years ended May 31, 2008 and 2007, respectively.

Research and development expenses were $10,477 for the year ended May 31, 2008 as compared to $2,124 for the year ended May 31, 2007. This increase was due to the fact that we are developing a number of new training videos to be produced as soon as production funds are available. We anticipate that we will incur research and development costs as we evaluate and develop new training video products during the next fiscal period.

Interest expense totaled $11,674 for the year ended May 31, 2008 and $37,509 for the year ended May 31, 2007. Interest expense relates to our line of credit and borrowings from our principal shareholder. On May 31, 2008 our total term debt outstanding was $119,064 as compared to $35,000 on May 31, 2007. The additional interest expense during the year ended May 31, 2007 was related to a convertible debenture being assumed by Dematco in connection with our Asset and Liability Agreement.

NET LOSS

As a result of the aforementioned, our net loss was $149,829 for the year ended May 31, 2008 and $174,185 for the year ended May 31, 2007.

PLAN OF OPERATION

Until March 1, 2007, the Company was a wholly owned subsidiary of Dematco, Inc. As explained above, on that date Dematco transferred to us all of its assets and liabilities related to the production and distribution of workforce training videos. See "Company History."

We will continue to devote our limited resources to marketing and distributing workforce training videos and related training materials. At this time these efforts are focused on the sale of videos produced by third parties. Approximately 74% of our revenue is derived from these sales. Additionally, we will continue to market videos produced by us, Among these are "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences," "What It

Really Takes To Be A World Class Company," "How Do You Put A Giraffe In The refrigerator?." In addition, we anticipate spending some of our resources on the production and marketing of additional training videos produced by us. The amount of funds available for these expenditures will be determined by cash flow from operations, as well as, our ability to raise capital through an equity offering or further borrowing from our President, and other traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

Management expects that sales of videos and training materials, along with available funds under an agreement with its President and majority shareholder should satisfy our cash requirements through fiscal 2008. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

We currently have one full time employee who manages our marketing and sales efforts. Additionally, we have two part time employees who assist with the administration functions. We mainly utilize outside services to handle our accounting and other administrative requirements, and commissioned sales personnel to handle the selling and marketing of our videos. During the next 12 months we anticipate hiring one or two additional full-time employees to assist in our sales and marketing requirements. In addition, Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, and L. Stephen Albright, our Vice President, Secretary and a Director, each work on a part-time basis. During the year ended May 31, 2008, Mr. Young contributed non-cash compensation (representing the estimated value of services contributed to the Company) of $41,600.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit was $109,846 at May 31, 2008.

Our cash flows used by operations were $94,512 for the year ended May 31, 2008. This is the result of our net loss of $149,829 along with cash used by accounts receivable in the amount of $15,377, offset by an increase in our allowance of $5,770, related party in the amount of $5,701 and the increase of accounts payable and accrued expenses in the amount of $17,204.

Our cash flows used by operations were $67,233 for the year ended May 31, 2007. This is the result of our net loss of $174,185 along with cash used by accounts receivable, related party in the amount of $35,790 and deferred revenue in the amount of $5,570; offset by cash from accounts receivable of $5,687 and accounts payable and accrued expenses of $27,006.

During the years ended May 31, 2008 and 2007 we did not use any cash for investing activities.

Our cash flows provided by financing activities were $84,064 for the year ended May 31, 2008. This is the result of borrowing from a shareholder in the amount of $81,055 along with borrowing on our line of credit in the amount of $3,009.

Our cash flows provided by financing activities was $28,590 for the year ended May 31, 2007. This is the result borrowing from a shareholder in the amount of $16,765 along with borrowing on our line of credit in the amount of $35,815. We used cash flows from financing activities to repay a bank overdraft in the amount of $1,289 and to fund Dematco in the amount of $22,701 as part of the Asset and Liability Assumption Agreement in the form of a transferred bank account.

We currently have no material commitments at this time to fund development of new videos or to acquire any significant capital equipment.

We are a company with a limited operating history and a history of net losses.

We had a cash balance of $1,610 on May 31, 2008. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2008. We owed our President a total of $81,055 in principal under the agreement as of November 30, 2007. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2008.

The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (7.48% at May 31, 2008). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the Company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. The outstanding balance as of May 31, 2008, was $38,009.

If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through June 30, 2008. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos or delay any business transaction requiring the payment of cash, or both.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           PROGRESSIVE TRAINING, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm.................      20

Balance Sheets as of May 31, 2008 and May 31, 2007......................      21

Statements of Operations................................................      22
     Years Ended May 31, 2008 and May 31, 2007

Statements of Stockholders' Deficit.....................................      23
     Years ended May 31, 2008 and May 31, 2007

Statements of Cash Flows................................................      24
     Years Ended May 31, 2008 and May 31, 2007

Notes to Financial Statements - May 31, 2008............................      25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF PROGRESSIVE TRAINING, INC.:

We have audited the accompanying balance sheets of Progressive Training, Inc. (formerly Advanced Media Training, Inc.; the "Company") as of May 31, 2008 and 2007, and the related statements of operations, shareholders' deficit, and cash flows for the years ended May 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended May 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

                                     /S/ FARBER HASS HURLEY LLP
                                     -----------------------------------
                                     CAMARILLO, CALIFORNIA
                                     JULY 17, 2008

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)

BALANCE SHEETS
-------------------------------------------------------------------------------
                                                       May 31,         May 31,
                                                        2008            2007
                                                    -----------     -----------
ASSETS

Cash ...........................................    $     1,610     $    12,058

Accounts receivable, net of allowance
  for doubtful accounts of $20,642
  and $14,872, respectively ....................         21,906          12,299

Property and equipment, Net of accumulated
  depreciation of $11,709 ......................           --              --

Accounts receivable, related party .............           --            35,790

Prepaid expenses and other assets ..............          1,946           2,365
                                                    -----------     -----------

TOTAL ASSETS ...................................    $    25,462     $    62,512
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit .................................    $    38,009     $    35,000
Accounts payable and accrued expenses ..........         95,353          81,020
Accrued interest due to shareholder ............          2,871            --
Note payable due to shareholder ................         81,055            --
                                                    -----------     -----------

Total liabilities ..............................        217,288         116,020
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.0001;
    200,000,000 shares authorized; 2,280,000
    shares issued and outstanding ..............            228             228
Additional paid-in capital .....................      1,335,423       1,323,912
Accumulated deficit ............................     (1,527,477)     (1,377,648)
                                                    -----------     -----------
Total shareholders' deficit ....................       (191,826)        (53,508)
                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ....    $    25,462     $    62,512
                                                    ===========     ===========

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007
--------------------------------------------------------------------------------

                                                2008           2007
                                            -----------    -----------

             REVENUES ...................   $   239,676    $   325,155

             COST OF REVENUES ...........        57,473         82,640
                                            -----------    -----------

             GROSS PROFIT ...............       182,203        242,515
                                            -----------    -----------

             EXPENSES:
             Selling and marketing ......        82,681        115,740
             General and administrative .       226,400        260,527
             Research and development ...        10,477          2,124
             Interest expense ...........        11,674         37,509
                                            -----------    -----------
             Total expenses .............       331,232        415,900
                                            -----------    -----------

        INCOME(LOSS) BEFORE INCOME
                 TAXES ..................      (149,029)      (173,385)

             INCOME TAXES ...............           800            800
                                            -----------    -----------

             NET INCOME (LOSS) ..........   $  (149,829)   $  (174,185)
                                            ===========    ===========
        BASIC AND DILUTED INCOME
                (LOSS)PER SHARE .........   $     (0.07)   $     (0.09)
                                            ===========    ===========
        WEIGHTED AVERAGE SHARES
                OUTSTANDING .............     2,280,000      1,838,411
                                            ===========    ===========


See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)
STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

---------------------------------------------------------------------------------------------------------------------
                                        COMMON STOCK            COMMON       ADDITIONAL
                                 -------------------------      STOCK         PAID-IN      SHAREHOLDER
                                    SHARES        AMOUNT      SUBSCRIBED      CAPITAL       (DEFICIT)        TOTAL
                                 -----------   -----------   -----------    -----------    -----------    -----------
BALANCE, MAY 31, 2006 ........     1,690,476   $       169   $    50,000    $ 1,191,011    $(1,203,463)   $    37,717

COMMON STOCK ISSUED ..........        59,524             6       (50,000)        49,994           --             --

COMMON STOCK ISSUED FOR
  SERVICES ...................       530,000            53          --           42,347           --           42,400

CONTRIBUTED CAPITAL ..........          --            --            --           40,560           --           40,560

NET LOSS .....................          --            --            --             --         (174,185)      (174,185)
                                 -----------   -----------   -----------    -----------    -----------    -----------
BALANCE, MAY 31, 2007 ........     2,280,000   $       228   $      --      $ 1,323,912    $(1,377,648)   $   (53,508)

CONTRIBUTED CAPITAL ..........          --            --            --           41,600           --           41,600

RELATED PARTY DEBT FORGIVENESS          --            --            --          (30,089)          --          (30,089)

NET LOSS .....................          --            --            --             --         (149,829)      (149,829)
                                 -----------   -----------   -----------    -----------    -----------    -----------

BALANCE, MAY 31, 2008 ........     2,280,000   $       228   $      --      $ 1,335,423    $(1,527,477)   $  (191,826)
                                 ===========   ===========   ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007
-------------------------------------------------------------------------------
                                                            2008         2007
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................   $(149,829)   $(174,185)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Common stock issued for  services ...............        --         42,400
     Contribution of capital for  services ...........      41,600       40,560
     Amortization of debt discount ...................        --         32,909
     Provision for doubtful accounts .................       5,770         --
        Changes in operating assets and liabilities:
         Accounts receivable .........................     (15,377)       5,687
         Accounts receivable, related party ..........       5,701      (35,790)
         Other assets ................................         419         (250)
         Accounts payable and accrued expenses .......      17,204       27,006
         Deferred revenue ............................        --         (5,570)
                                                         ---------    ---------
Net cash used by operating activities ................     (94,512)     (67,233)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .......................................        --         (1,289)
Cash to Dematco, Inc. ................................        --        (22,701)
Net borrowings (repayments) from (to) shareholder .. .      81,055       16,765
Net borrowings (repayments) on line of credit ........       3,009       35,815
                                                         ---------    ---------
Net cash provided (used) by financing activities .....      84,064       28,590
                                                         ---------    ---------
NET DECREASE IN CASH .................................     (10,448)     (38,643)

CASH, BEGINNING OF YEAR ..............................      12,058       50,701
                                                         ---------    ---------
CASH, END OF YEAR ....................................   $   1,610    $  12,058
                                                         =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ...............................   $   3,479    $   1,005
Cash paid for income taxes ...........................   $    --      $     800


See accompanying notes to financial statements

PROGRESSIVE TRAINING, INC. (FORMERLY ADVANCED MEDIA TRAINING, INC.)

NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRESENTATION

In December 2006, Advanced Media Training, Inc. acquired the outstanding common stock of Dematco, Inc. ("Dematco"), a privately-held company with operations in the United Kingdom. The transaction was accounted for as a recapitalization of Dematco. The operations and business of Advanced Media Training, Inc. from June 1, 2006 to December 2006 and subsequently conducted under its new name, Progressive Training, Inc. through May 31, 2007 have been included in these financial statements. Through February 2007, the Company was a wholly-owned subsidiary of Dematco. On March 1, 2007, Dematco agreed to transfer 1 million shares of the Company's common stock held by them in exchange for forgiveness of debt of $80,000 due to Buddy Young, the Company's President and majority shareholder. Accordingly, the Company was no longer a wholly-owned subsidiary of Dematco after March 1, 2007.

RECLASSIFICATIONS

Certain 2007 amounts have been reclassified to conform to presentation in 2008.

UNCLASSIFIED BALANCE SHEET

In accordance with the provisions of AICPA Statement of Position 00-2, "ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS," the Company has elected to present unclassified balance sheets.

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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company normally does not require collateral to support its accounts receivable. As of May 31, 2008, one customer accounted for approximately 20% of gross accounts receivable. As of May 31, 2007, two customers accounted for approximately 20% of gross accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of all financial instruments potentially subject to valuation risk (principally consisting of accounts receivable, accrued expenses and note payable) approximates fair value due to the short term maturities of such instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents. At May 31, 2007 and 2008 there were no cash equivalents. The Company maintains its cash in a reputable bank which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company normally does not require advance payments on orders of products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc).

PRODUCTION COSTS

The Company periodically incurs costs to produce new management training videos and enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. The Company expensed no production costs in the years ended May 31, 2008 and 2007.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Property and equipment consists of a telephone system and office equipment costing $11,709 which is fully depreciated at May 31, 2008.

LONG-LIVED ASSETS

Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  For The
Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed of", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company did not record any impairment loss in the year ended May 31, 2008.

CAPITALIZATION

In October 2006, the Company recapitalized with the issuance of 1,750,000 shares of common stock and its core business was pushed down from its parent company, Dematco, to Progressive Training, Inc. in December 2006. The transaction has been retroactively reflected in these financial statements.

REVENUE RECOGNITION

Sales are recognized upon shipment of videos and training manuals to the customer. Royalty income is earned from third-party sellers of our videos. Royalty income averages 30% of the sales price and is recorded upon receipt. Total royalty income amounted to $68,873 and $71,675 for the years ended May 31, 2008 and 2007, respectively. Rental income is recognized over the related period that the videos are rented. Total rental income amounted to $698 and $2,324 for the years ended May 31, 2008 and 2007, respectively. The Company's products may not be returned by the customer. Accordingly, the Company has made no provision for returns.

SIGNIFICANT CUSTOMERS

During the years ended May 31, 2008, the Company had one customer that accounted for 18% of the Company's net sales. During the year ended May 31, 2007, the Company did not have one customer that accounted for 10% or more of the Company's net sales. Foreign sales (primarily royalty income from Canada) amounted to $68,873 and $71,675 for the years ended May 31, 2008 and 2007, respectively.

ADVERTISING EXPENSE

The Company expensed advertising costs amounting to $111 and $25 for the years ended May 31, 2008 and 2007, respectively. The Company does not conduct direct response advertising.

CONTRIBUTION OF SERVICES

The Company's President and majority shareholder does not receive compensation for his services. A total of $41,600 and $40,560 was determined by management to be a fair value of his services to the Company and has been recorded as a contribution of capital for the years ended May 31, 2008 and 2007, respectively.

RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs related to both present and future products are expensed currently as a separate line item in the accompanying statements of operations.

DISTRIBUTION AND SHIPPING COSTS

The Company's policy is to classify distribution and shipping costs as part of selling and marketing expenses on the statement of operations. The Company incurred distribution and shipping costs in the amounts of $8,095 and $22,026 for the years ended May 31, 2008 and 2007, respectively.

INCOME TAXES

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The provision for income taxes for the years ended May 31, 2008 and 2007 represents the California corporate minimum franchise tax.

VALUE OF STOCK ISSUED FOR SERVICES

The Company periodically issues shares of its common stock in exchange for, or in settlement of, services. The Company's management values the shares issued in such transactions at either the then market price of the Company's common stock, as determined by the Board of Directors and after taking into consideration factors such as volume of shares issued or trading restrictions, or the value of the services rendered, whichever is more readily determinable.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At May 31, 2008 and 2007, the Company had no potentially dilutive shares.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

SFAS No. 141(R) - In December 2007, the FASB issued Statement No. 141(R), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting - the acquisition method - to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 160 - In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating SFAS 160 and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity's liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating SFAS 161 and has not yet determined its potential impact on its future results of operations or financial position.

2.       ACCOUNTS RECEIVABLE, RELATED PARTY

During the year ended May 31, 2007, the Company made payments to vendors, consultants and professional on behalf of and in payment of services rendered to Dematco, Inc. that totaled $35,790.

3.       LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (7.48% at May 31, 2008). The line is callable upon demand.

4.       STOCKHOLDERS' DEFICIT

COMMON STOCK ISSUED FOR ASSET AND LIABILITY ASSUMPTION AGREEMENT

During March 2007, the Company issued 100,000 shares of its common stock to Mr. Steve Katten for services rendered relating to the marketing and production of the Company's videos. The shares were valued at $0.08 per share for a total value of $8,000.

During April 2007, the Company issued 200,000 shares of its common stock to Mr. Stephen Albright for legal services rendered. The shares were valued at $0.08 per share for a total value of $16,000.

During April 2007, the Company issued 30,000 shares of its common stock to the members of the Board of Directors for their services rendered. The shares were valued at $0.08 per share for a total value of $2,400.

During April 2007, the Company issued 200,000 shares of its common stock to Mr. Howard Young for services rendered relating to the management of the Company's sales operations, as well as other daily operations, of the Company. The shares were valued at $0.08 per share for a total value of $16,000.

5.       INCOME TAXES

The Company has net operating loss carryforwards totaling approximately $238,000 at May 31, 2008 for Federal income tax purposes available to offset future taxable income through 2027. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

6.       COMMITMENTS AND CONTINGENCIES

The Company has agreements with companies to pay a royalty on sales of certain videos (co produced with these companies). The royalty is based on a specified formula, which averages approximately 35% of net amounts collected.

The Company leases its operating facility for $2,364 per month in Encino, California under an operating lease which expires August 31, 2009. Rent expense was $28,855 and $28,161 for the years ended May 31, 2008 and 2007 respectively.

         Future minimum lease payments are as follows:

         For the year ended May 31,
                  2009                       $ 28,368
                  2010                          7,092
                                             --------
                  Total                      $ 35,460
                                             ========


7.       LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

8.       RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) which provides a monthly fee of $8,400 for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the years ended May 31, 2008 and 2007. Total expense was $100,370 and $87,150 for the years ended May 31, 2008 and 2007, respectively.

We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2009. The note is secured by all our right, title and interest in and to our video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2009. As of May 31, 2008, the Company has borrowed $81,055 from Mr. Young.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8AT. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2008 (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of Buddy Young, who serves as both our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Young concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2008 accurately present our financial condition, results of operations and cash flows in all material respects.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Under the supervision and with the participation of Buddy Young our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INSUFFICIENT WRITTEN POLICIES & PROCEDURES: We have insufficient written policies and procedures for accounting and financial reporting.

LACK OF AUDIT COMMITTEE: We do not have a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing an audit committee comprised of both management and outside board members in the future.

Management, including our Chief Executive Officer and the Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended May 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS AND PROCEDURES

Our management, including Buddy Young our Chief Executive Officer and the Chief Financial Officer, do not expect that our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the current officers and directors of Progressive
Training:

NAME                        AGE         POSITION
----                        ---         --------
Buddy Young                 73          President, Chief Executive Officer,
                                        Chief Financial Officer and Chairman
L. Stephen Albright         56            Vice President, Secretary and Director
David Leedy                 67          Director
Dennis Spiegelman           60          Director
Mel Powell                  42          Director
Howard Young                50          Vice President


Buddy Young has served as president, chief executive officer, chief financial officer and chairman of the board of directors of Progressive Training, Inc. since its inception in December 2006. From 1999 through December 10, 2006, Mr. Young served as an officer and director of Dematco, Inc., formerly known as Advanced Media Training, Inc. From the date of our incorporation through March 1, 2007, we were a wholly owned subsidiary of Dematco. From March 1998 until July 1999, Mr. Young served as president, executive officer, and a director of MGPX Ventures, Inc., now known as Contango Oil & Gas. From 1992 until July 1996, Mr. Young served as president and chief executive officer of Bexy Communications, Inc., a publicly held company, now known as Cheniere Energy, Inc. From June 1983 until December 1991, Mr. Young was president, chief executive officer and a director of Color Systems Technology, Inc., a publicly held company. Color Systems' major line of business was the use of its patented computer process for the conversion of black and white motion pictures to color. Prior to joining Color Systems, Mr. Young served from 1965 to 1975 as Director of West Coast Advertising and Publicity for United Artists Corporation, from 1975 to 1976 as Director of Worldwide Advertising and Publicity for Columbia

Pictures Corp., from 1976 to 1979 as Vice President of Worldwide Advertising and Publicity for MCA/Universal Pictures, Inc., and from 1981 to 1982 as a principal in the motion picture consulting firm of Powell & Young. For over thirty-five years, Mr. Young has been an active member of The Academy of Motion Picture Arts and Sciences and has served on a number of industry-wide committees.

L. Stephen Albright has served as a vice president, director and secretary of Progressive Training, Inc. since its inception in December 2006. Mr. Albright was employed as an associate attorney with a law firm in Los Angeles, California, from June 1994 through June 2000. Mr. Albright started his own law practice in June 2000. Mr. Albright received his undergraduate degree in business administration and marketing from West Virginia University in 1975. Following a career in industrial sales, Mr. Albright entered Whittier College School of Law in 1980. Mr. Albright was admitted to practice law in the State of California in 1983. Mr. Albright's legal career has consisted primarily of transactional work, business litigation, corporate matters, employee matters and providing general legal business advice to clients. Mr. Albright also spent seven years as in-house counsel, vice president, general counsel and secretary to Color Systems Technology, Inc., a publicly-held company whose stock traded on the American Stock Exchange.

David Leedy has served as a director of Progressive Training, Inc. since its inception in December 2006. He is a certified public accountant with many years of experience in establishing and managing corporate financial controls. In 1963 he began his career at Haskins & Sells (now Deloitte & Touche). He is now retired and resides in Texas. From 1994 through the end of 1995 he was Chief Operations/Financial Officer of Reel EFX, Inc., a special effects company whose operations included manufacturing and sales, equipment rentals, and special effects for movies, TV, commercials and live performances. Mr. Leedy retired when he resigned his position at Reel EFX in 1995. In 1993 he served as a Production Accountant at Games Animations/Nickelodeon-MTV. From 1989 through 1992, he served as a consultant to a number of film producers, distributors and foreign sales agents. From 1984 through 1989, he served as Sr. Vice President and Chief Financial Officer of Color Systems Technology, Inc. From 1975 through 1979, he served as Controller of MCA/Universal Pictures. Additionally, he authored and published a book on accounting for royalties in the motion picture industry in 1980, and co-authored another in 1988.

Dennis Spiegelman has served as a director of Progressive Training, Inc. since March 1, 2007. He previously had served as a director of Advanced Media Training. For 8 years he served as vice president, sales and marketing for Cast & Crew Entertainment Services, Inc., a position he accepted in April 1998. From 1995 to April 1998, Mr. Spiegelman was the senior vice president of sales and marketing for Axium Entertainment, Inc. In 2004, he returned to Axium as Sr. VP worldwide sales, and in 2006 he formed Spiegelman Entertainment Services, Inc.

Mel Powell has served as a director of Progressive Training, Inc. since March 1, 2007. He previously served as a director of Advanced Media Training. Mr. Powell brings a background in law, writing, and marketing to the Company. He attended Yale College as an undergraduate (B.A. 1985), and graduated from UCLA Law School in 1988. Mr. Powell is a member of the California Bar Association, and practiced family law from 1988 through 1992 at the Los Angeles based law firm of Trope & Trope. Since 1992 Mr. Powell has been self employed through his privately held company, Breakaway Entertainment. During his time at Breakaway, he has written feature screenplays, teleplays, radio scripts for Premiere Radio Networks, and scripts for corporate training videos.

Howard Young has served as a Vice President since March 1, 2007. He previously joined Advanced Media Training as Director of Marketing in March 2000, and remained in that position until he was appointed a Vice President in May 2003. From June 1998 until March 2000, Mr. Young served as an independent marketing consultant to the Company. He started his business career at Columbia Pictures in 1983 as a motion picture sales trainee. Shortly thereafter he was promoted to salesman, and was responsible for sales and exhibitor relations in the Seattle-Portland territory. From 1985 through June 1998 Mr. Young worked for JP Advertising, a Los Angeles advertising agency. While there he served in a number of positions relating to the marketing of motion pictures. In 1992 he was named a Senior Vice President of the agency. A graduate of Redlands University, Mr. Young is active as a graduate assistant in the Dale Carnegie Course Program. Mr. Young is the son of the Company's president and principal stockholder.

Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting and until their successors are elected and qualified or until their earlier resignation or removal. Officers are elected by the board of directors and hold office until the meeting of the board of directors following the next annual meeting of stockholders and until their successors shall have been chosen and qualified. Any officer may be removed, with or without cause, by the board of directors. Any vacancy in any office may be filled by the board of directors.

Buddy Young, our President, Chief Executive Officer, Chief Financial Officer and Chairman, and L. Stephen Albright our Vice President and Secretary, have various outside business interests that preclude them from devoting full time to the operations of the Company. We anticipate that Mr. Young will be able to devote approximately 75 percent and Mr. Albright approximately 25 percent of their respective time to our operations. Mr. Howard Young, our Vice President is devoted full time to the operations of the Company during fiscal 2008.

Except that one of the Company's key employees, Howard Young, is the son of Buddy Young, there are no family relationships between any directors or executive officers and any other director or executive officer of Progressive Training, Inc.

ITEM 10. EXECUTIVE COMPENSATION

                                              ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                   ---------------------------------------    --------------------------------------
                                                                  Other                     Securities
Name and                                                          Annual      Restricted    Underlying       LTIP       All other
Principal Position         Year       Salary         Bonus     Compensation  Stock Awards     Option       Payouts        Comp.
-----------------------    ----    -----------    ----------    ----------    ----------    ----------    ----------    ----------
Buddy Young,
CEO, CFO & Director        2004            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2005            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2006            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2007            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2008            -0-           -0-           -0-           -0-           -0-           -0-           -0-


L. Stephen Albright,
Secretary & Director (1)   2004            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2005            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2006            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2007            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2008            -0-           -0-           -0-           -0-           -0-           -0-           -0-


Dennis Spiegelman,
Director (2)               2004            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2005            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2006            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2007            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2008            -0-           -0-           -0-           -0-           -0-           -0-           -0-


David J. Leedy,
Director (2)               2004            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2005            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2006            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2007            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2008            -0-           -0-           -0-           -0-           -0-           -0-           -0-

Mel Powell
Director (2)               2004    $     7,700           -0-           -0-           -0-           -0-           -0-           -0-
                           2005    $     9,600           -0-           -0-           -0-           -0-           -0-           -0-
                           2006            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2007            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                           2008            -0-           -0-           -0-           -0-           -0-           -0-           -0-


Howard Young,
Vice President (3)         2004    $    30,300           -0-           -0-           -0-           -0-           -0-           -0-
                           2005    $    72,000           -0-           -0-           -0-           -0-           -0-           -0-
                           2006    $    72,000           -0-           -0-           -0-           -0-           -0-           -0-
                           2007    $    72,000           -0-           -0-           -0-           -0-           -0-           -0-
                           2008    $   100,370           -0-           -0-           -0-           -0-           -0-           -0-


During the years ended May 31, 2008, 2008 and 2007, Mr. Young devoted time to the development process of our Company. Compensation expense of approximately $41,000 has been recorded for each of these years. As Mr. Young has waived reimbursement of this expense, the amount has been recorded as additional paid-in capital in each year.

(1) As compensation for services rendered and for serving as an officer and a director of the Company, on April 2, 2007, the Company issued 200,000 shares of common stock to Mr. Albright. The shares were valued at $0.08 per share for a total value of $16,000.

(2) As compensation for joining and serving as a director of the Company, on April 2, 2007, the Company issued 10,000 shares of common stock to each of Mr. Spiegelman, Mr. Leedy, and Mr. Powell. The shares were valued at $0.08 per share for a total value of $2,400.

(3) As compensation for serving as an officer of the Company and conducting most of the day to day operations of the Company, on April 2, 2007 we issued 200,000 shares of common stock to Mr. Young. The shares were valued at $0.08 per share for a total value of $16,000.

EMPLOYMENT AND CONSULTING AGREEMENTS

We do not have any employment or consulting agreements with any of our executive officers. Other than the compensation paid to Mr. Howard Young no other compensation has been paid or accrued to any officer or director since the incorporation of Progressive Training, Inc. in December 2006. During the year ended May 31, 2008, Mr. Buddy Young received non-cash compensation (representing the estimated value of services contributed to the Company of $41,600).

OPTION/SAR GRANTS

We have not granted any options or stock appreciation rights to any of our executive officers or employees.

AGGREGATED OPTION/SAR EXERCISES

Since we have never granted any options or stock appreciation rights to any of our executive officers or employees, none exist to be exercised.

COMPENSATION OF DIRECTORS

Other than the initial issuance of common stock as described above, directors of the Company have not and do not receive any compensation for serving on the board or for attending any meetings. Directors who are also officers of the Company receive no additional consideration for their service as a director.

During the year ended May 31, 2008, Howard Young received a total of $100,370 in compensation (see "Certain Relationships and Related Transactions"). No stock options, warrants or other rights have been issued to any of the Company's officers, directors or employees. The Company has not approved or adopted any such plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of our outstanding common stock by each person beneficially owning more than 5% of the shares, by each of our directors and officers, and by all of our directors and officers as a group. The table shows the number and percentage of shares held by each person as of May 31, 2008. The address of each person listed in the table is 17337 Ventura Boulevard, Suite 208, Encino, California 91316.

                                                                      PERCENTAGE
                                                      NUMBER OF        OF CLASS
                  NAME AND ADDRESS                  SHARES OWNED        OWNED
                  ----------------                  ------------      ----------

Young Family Trust (1) ..........................      1,000,000          43.85%
Stephen Albright (2) ............................        200,000           8.77%
David Leedy (3) .................................         10,000           0.44%
Mel Powell (3) ..................................         10,000           0.44%
Dennis Spiegelman (3) ...........................         10,000           0.44%
Howard Young (4) ................................        200,000           8.77%

All officers and directors as a group
   (6 persons) ..................................      1,430,000          62.71%

------------
(1) All of the shares beneficially owned by the Young Family Trust are also beneficially owned by Buddy Young and Rebecca Young, who, as co-trustees of the Trust, share voting and investment power over the shares. Buddy Young is a director and executive officer of Progressive Training and the Chief Executive Officer of the Company.
(2)      Director, Vice President and Secretary
(3)      Director
(4)      Howard Young is a Vice President and the son of Mr. Buddy Young.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to December 11, 2006, Buddy Young, our chief executive officer, director and principal shareholder, and L. Stephen Albright, our secretary and director, served in similar capacities with our then parent company, Dematco, Inc. Mr.
Young occasionally serves as a consultant to Dematco, and Mr. Albright occasionally provides legal services for Dematco on an as requested basis.

We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2009. The note is secured by all our right, title and interest in and to our video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2009. As of May 31, 2008, the Company has borrowed $81,055 from Mr. Young.

Prior to March 1, 2007, our former parent company, Dematco, Inc. owed Mr. Young approximately $138,000 in principal and interest. However, on that date, $80,000 of that debt due Mr. Young was converted into equity when Dematco transferred 1,000,000 of its 1,750,000 shares of Progressive Training to Mr. Young, resulting in Mr. Young becoming our principal shareholder, and the Company no longer being a wholly owned subsidiary of Dematco.

Mr. Howard Young, an officer of the Company and the son of the Company's president, received fees totaling $100,370 during the year ended May 31, 2008. Mr. Young's duties include the management of our administrative, sales and marketing functions.

Since the inception of the Company, we have not had a relationship with any outside promoters. However, our officers and directors are considered promoters, as that term is defined by Rule 405 of Regulation C. As indicated in the Executive Compensation Table above, including the footnotes, we have issued stock to our officers and directors as consideration for services. Thus, these stock issuances are considered to be transactions with promoters and the information regarding these transactions is provided in the Executive Compensation Table above.

ITEM 13. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

31.1 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $38,843 and $30,009, respectively, in the years ended May 31, 2008 and May 31, 2007.

TAX FEES

The aggregate fees billed by our auditors for tax compliance matters were $1,495 in the fiscal years ended May 31, 2008 and May 31, 2007, respectively.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the years ended May 31, 2008 and May 31, 2007.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PROGRESSIVE TRAINING, INC.


                         By:   /S/ BUDDY YOUNG
                             --------------------------------------------------
                             Buddy Young, President and Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME                         TITLE                               DATE
----                         -----                               ----

 /S/ BUDDY YOUNG             President, Chief Executive          August 21, 2008
------------------------     Officer, Chief Financial
Buddy Young                  Officer and Director (Principal
                             Executive, Financial and
                             Accounting Officer)


 /S/ DAVID LEEDY             Director                            August 21, 2008
------------------------
David Leedy


 /S/ MEL POWELL              Director                            August 21, 2008
------------------------
Mel Powell


 /S/ DENNIS SPIEGELMAN       Director                            August 21, 2008
------------------------
Dennis Spiegelman