Form 10-Q
period 2008-08-31
PROGRESSIVE TRAINING, INC.
filed 2008-10-15
CIK 1402945

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2008


[_] Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

                         Commission File Number: 0-50333

                           PROGRESSIVE TRAINING, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                            32-0186005
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                       17337 Ventura Boulevard, Suite 208
                            Encino, California 91316
                    Issuer's Telephone Number: (818) 784-0040
            (Address and phone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                                Accelerated filer [_]

Non-accelerated filer [_]                          Smaller reporting company [X]
(Do not check if smaller reporting company)

         Check whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [_] No [X]

         As of August 31, 2008 the issuer had of 2,280,000 shares of common stock outstanding.

         There currently is no public market for the Company's Stock.

         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 3
         Condensed Balance Sheets
             August 31, 2008 (Unaudited) and May 31, 2008..................... 4
         Condensed Statements of Operations and Accumulated Deficit
             For the Three Months Ended
             August 31, 2008 and 2007 (Unaudited)............................. 5
         Condensed Statements of Shareholders' Deficit
             For the Three Months Ended August 31, 2008 (Unaudited)........... 6
         Condensed Statements of Cash Flows
             For the Three Months Ended
             August 31, 2008 and 2007 (Unaudited)............................. 7
         Condensed Notes to Financial Statements (Unaudited).................. 8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation.........................................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........15

Item 4T. Controls and Procedures..............................................16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........17

Item 3.  Defaults upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 5.  Other Information....................................................17

Item 6.  Exhibits ............................................................17

Signatures....................................................................18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

PROGRESSIVE TRAINING, INC.
CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                     August 31,       May 31,
                                                        2008           2008
                                                    (Unaudited)
                                                    -----------     -----------
ASSETS

Cash ...........................................    $     1,319     $     1,610

Accounts receivable, net of allowance
  for doubtful accounts of $20,642 .............         32,577          21,906

Property and equipment, Net of accumulated
  depreciation of $11,709 ......................           --              --

Prepaid expenses and other assets ..............          1,946           1,946
                                                    -----------     -----------

TOTAL ASSETS ...................................    $    35,842     $    25,462
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit .................................    $    38,059     $    38,009
Accounts payable and accrued expenses ..........        104,205          95,353
Accrued interest due to shareholder ............          4,986           2,871
Note payable due to shareholder ................        118,729          81,055
                                                    -----------     -----------

Total liabilities ..............................        265,979         217,288
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.0001;
    200,000,000 shares authorized; 2,280,000
    shares issued and outstanding ..............            228             228
Additional paid-in capital .....................      1,345,823       1,335,423
Accumulated deficit ............................     (1,576,188)     (1,527,477)
                                                    -----------     -----------
Total shareholders' deficit ....................       (230,137)       (191,826)
                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ....    $    35,842     $    25,462
                                                    ===========     ===========

                See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007 (UNAUDITED)
--------------------------------------------------------------------------------

                                                     2008               2007
                                                 -----------        -----------

REVENUES .................................       $    46,965        $    72,904

COST OF REVENUES .........................             4,107             15,357
                                                 -----------        -----------

GROSS PROFIT .............................            42,858             57,547
                                                 -----------        -----------

EXPENSES:
Selling and marketing ....................            19,484             23,333
General and administrative ...............            66,806             51,537
Research and development .................                36              1,151
Interest expense .........................             4,443                966
                                                 -----------        -----------
Total expenses ...........................            90,769             76,987
                                                 -----------        -----------

INCOME(LOSS) BEFORE INCOME TAXES .........           (47,911)           (19,440)

INCOME TAXES .............................               800                800
                                                 -----------        -----------

NET INCOME (LOSS) ........................       $   (48,711)       $   (20,240)
                                                 ===========        ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE        $     (0.02)       $     (0.01)
                                                 ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ......         2,280,000          2,280,000
                                                 ===========        ===========


              See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                     COMMON STOCK           ADDITIONAL
                              -------------------------      PAID-IN      SHAREHOLDER
                                 SHARES        AMOUNT        CAPITAL       (DEFICIT)        TOTAL
                              -----------   -----------    -----------    -----------    -----------
BALANCE, MAY 31, 2008   ...     2,280,000   $       228    $ 1,335,423    $(1,527,477)   $  (191,826)

CONTRIBUTED CAPITAL .......          --            --           10,400          --            10,400

NET LOSS ..................          --            --             --          (48,711)       (48,711)
                              -----------   -----------    -----------    -----------    -----------

BALANCE, AUGUST 31, 2008 ..     2,280,000   $       228    $ 1,345,823    $(1,576,188)   $  (230,137)
                              ===========   ===========    ===========    ===========    ===========


                See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007 (UNAUDITED)
-------------------------------------------------------------------------------

                                                             2008        2007
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................   $(48,711)   $(20,240)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Contribution of capital for  services .............     10,400      10,400
     Provision for doubtful accounts ...................       --         7,000
        Changes in operating assets and liabilities:
        Accounts receivable ............................    (10,671)    (13,626)
        Other assets ...................................       --        (4,291)
        Accounts payable and accrued expenses ..........     10,967      (6,607)
                                                           --------    --------
Net cash used by operating activities ..................    (38,015)    (27,364)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .........................................       --         3,928
Net borrowings (repayments) from (to) shareholder .. ...     37,674      10,500
Net borrowings (repayments) on line of credit ..........         50         878
                                                           --------    --------
Net cash provided (used) by financing activities .......     37,724      15,306
                                                           --------    --------
NET DECREASE IN CASH ...................................       (291)    (12,058)

CASH, BEGINNING OF PERIOD ..............................      1,610      12,058
                                                           --------    --------
CASH, END OF PERIOD ....................................   $  1,319    $   --
                                                           ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .................................   $    698    $    791
Cash paid for income taxes .............................   $   --      $   --


                 See accompanying notes to financial statements

PROGRESSIVE TRAINING, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS BACKGROUND

Progressive Training, Inc. was incorporated under this name in Delaware on October 31, 2006. The Company is engaged in the development, production and distribution of training and educational video products and services.

2.       INTERIM CONDENSED FINANCIAL STATEMENTS

FISCAL PERIODS

The Company's fiscal year-end is May 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the three months ended August 31, 2008 and 2007 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K (as amended) for the fiscal year ended May 31, 2008.

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

SIGNIFICANT CUSTOMERS

During the three months ended August 31, 2008, the Company had one customer that accounted for 36% of the Company's net sales. During the three months ended August 31, 2007 the Company had one customer that accounted for 12% of the Company's net sales. Foreign sales (primarily royalty income from Canada) amounted to $23,729 and $11,320 for the three months ended August 31, 2008 and 2007, respectively.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At August 31, 2008 and 2007, the Company had no potentially dilutive shares.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of, Present fairly in conformity with generally accepted accounting principles". The Company does not believe the implementation of SFAS No. 162 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company's adoption of SFAS No. 159 did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 for the financial assets and liabilities recognized at fair value on a recurring and non-recurring basis effective March 1, 2008. FSP No. 157-2 delays the effective date of FAS Statement No. 157 for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements.

3.       LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (7.22% at August 31, 2008). The line is callable upon demand.

4.       COMMITMENTS AND CONTINGENCIES

The Company has agreements with companies to pay a royalty on sales of certain videos (co produced with these companies). The royalty is based on a specified formula, which averages approximately 35% of net amounts collected.

The Company leases its operating facility for $2,364 per month in Encino, California under an operating lease which expires August 31, 2009. Rent expense was $7,209 and $7,228 for the three months ended August 31, 2008 and 2007 respectively.

5.       RELATED PARTY TRANSACTIONS

The Company has paid a monthly fee to Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the three months ended August 31, 2008 and 2007. Total expense was $25,200 and $25,200 for the three months ended August 31, 2008 and 2007, respectively.

We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2009. The note is secured by all our right, title and interest in and to our video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2009. As of August 31, 2008, the Company has borrowed $118,729 from Mr. Young.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

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

We face competition from numerous other providers of training videos. We believe many of these competitors are larger and better capitalized than the Company. Additionally, if the Company is to grow its business by financing and producing additional training videos, it will require additional capital. To date our cash flows from operations have been minimal. Other than from operations and our line of credit, our only source of capital is an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2009. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2009. As of August 31, 2008, the Company has borrowed $118,729 from Mr. Young. We expect that the cash flow from operations, together with the available funds under the above referenced agreement with our president will be sufficient to fulfill our capital requirements through calendar year 2008.

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

SELECT FINANCIAL INFORMATION

                                                    For the Three Months Ended
                                                      08/31/08        08/31/07
                                                    -----------     -----------
                                                            (Unaudited)
Statement of Operations Data
Total revenue ..................................    $    46,965     $    72,904
Net loss .......................................    $   (48,711)    $   (20,240)
Net loss per share .............................    $     (0.02)    $     (0.01)

Balance Sheet Data
Total assets ...................................    $    35,842     $    61,371
Total liabilities ..............................    $   265,979     $   124,719
Stockholder's deficit ..........................    $  (230,137)    $   (63,348)

RESULTS OF OPERATIONS

GENERAL

Progressive Training's current core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers, which currently account for approximately 54% of our sales revenues.

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

THREE-MONTH PERIOD ENDED AUGUST 31, 2008 COMPARED TO THREE-MONTH PERIOD ENDED AUGUST 31, 2007

REVENUES

Our revenues for the three month period ended August 31, 2008 were $46,965. Revenues for the prior three month period ended August 31, 2007, were $72,904. This represents a decrease of $25,939. The decrease was mainly due to the fact that we did not introduce any new training video produced by us into the marketplace during this period, the aging of the videos in our library, and the substantial downturn in the general economy.

Domestic product sales and rentals, royalties resulting from the closed circuit telecast of our videos, and royalties derived from international sales made up 100% of the total revenue in the three-month periods ended August 31, 2008 and 2007. Sales of videos produced by other companies accounted for approximately 54% of sales in the three-month period ended August 31, 2008 and approximately 60% in the same period in 2007. As a result of our limited financial resources which prevent us from financing and producing many new videos, we expect that the sale of videos produced by others will continue to represent approximately 60 to 75% of revenues.

COSTS AND EXPENSES

Our cost of goods sold during the three month period ended August 31, 2008, decreased to $4,107 from $15,357 during the three months ended August 31, 2007. This represents a decrease of $11,250. The cost of goods sold as a percent of sales decreased by approximately 10% (9% in 2008 to 19% in 2007). This decrease is a direct result of the sales mix during the quarter ended August 31, 2008 shifting to higher gross profit items (i.e., internally produced videos) and royalties.

Approximately 54% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, we anticipate that excluding production costs, the cost of goods sold as a percentage of revenues will be approximately within the 15 to 35 percent range.

Total operating expenses increased to $90,769 during the three months ended August 31, 2008 from $76,987 in the three month period ended August 31, 2007. This represents an increase of $13,782.

Selling and marketing expenses decreased to $19,484 during the three months ended August 31, 2008 from $23,333 during the three months ended August 31, 2007. This represents a decrease of $3,849. Our selling and marketing costs are substantially related to the introduction of new videos produced by us. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, advertising space in trade publications, commissions on sales and consulting fees paid to Howard Young (son of Buddy Young, CEO), of which, $4,200 per month is allocated to selling and marketing duties.

General and administrative expenses increased to $66,806 during the three months ended August 31, 2008 from $51,537 during the three months ended August 31, 2007. This represents an increase of $15,269. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent. We anticipate that our general and administrative expenses will remain at this level until we generate additional revenues to support an increase in our infrastructure.

The Company incurred no significant research and development expenses in either period. This was due to the fact that we did not research any new training products during these periods due to negative cash flows in 2008 and 2007.

Interest expense increased to $4,443 during the three months ended August 31, 2008 from $966 during the three months ended August 31, 2007. This represents an increase of $3,477. This increase is primarily due to further borrowings from our President and principal shareholder. As of August 31, 2008, the Company has borrowed $118,729 from Mr. Young pursuant to an agreement to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2009. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2009.

Our net loss increased to $48,711 during the three months ended August 31, 2008 from $20,240 during the three months ended August 31, 2007. This is an increase of $28,471. The primary cause of this increase is the decrease in sales along with the increase in professional fees related to the Filing of a Form 10-SB Registration Statement, and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit decreased to $111,407 during the three months ended August 31, 2008 from $109,846 during the three months ended August 31, 2007. This is the result of an increase in our accounts receivable that was partially offset by an increase in our accounts payable.

Our cash flows used by operations were $38,015 during the three months ended August 31, 2008. This is the result of our net loss of $48,711 partially offset by a contribution of capital for services in the amount of $10,400, and an increase in accounts receivable in the amount of $10,671 that was partially offset by an increase in accounts payable and accrued expenses of $10,967.

Our cash flows used by operations were $27,364 during the three months ended August 31, 2007. This is the result of our net loss of $20,240 partially offset by a contribution of capital for services in the amount of $10,400 and the provision for doubtful accounts in the amount of $7,000, along with increases in accounts receivable in the amount of $13,626 and other assets in the amount of $4,291 and a decrease in accounts payable and accrued expenses in the amount of $6,607.

During 2008 and 2007 we did not use any cash for investing activities.

Our cash flows provided by financing activities were $37,724 during the three months ended August 31, 2008. During the three months ended August 31, 2008 we borrowed an additional $37,674 from our shareholder and an additional $50 on our line of credit.

Our cash flows provided by financing activities were $15,306 during the three months ended August 31, 2007. During the three months ended August 31, 2007 we borrowed an additional $10,500 from our shareholder and an additional $878 on our line of credit. We also had a $3,928 bank overdraft at August 31, 2007.

We currently have no material commitments at this time to fund development of new videos or to acquire any significant capital equipment

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on the nature of our current operations, we have not identified any issues of market risk at this time.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2008 (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of Buddy Young, who serves as both our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Young concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our annual report on Form 10-K, for our year ended May 31, 2008, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2008 accurately present our financial condition, results of operations and cash flows in all material respects.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 1.  LEGAL PROCEEDINGS  None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended August 31, 2008, no matters were submitted to the Company's security holders.

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

                                    PROGRESSIVE TRAINING, INC.
                                    (Registrant)


Dated: October 15, 2008             /S/ BUDDY YOUNG
                                    ------------------------------------
                                        Buddy Young, President and Chief
                                        Executive Officer