Form 10-Q
period 2008-11-30
PROGRESSIVE TRAINING, INC.
filed 2008-12-19
CIK 1402945

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2008


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

The Issuer has 2,280,000 shares of Common stock, par value $.0001 per share issued and outstanding as of November 30, 2008. Based on the closing bid price of the issuer's common stock on November 30, 2008 the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was approximately $26,000.

     Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Balance Sheet, November 30, 2008............................4

Condensed Statements of Operations
    for the Three and Six Months Ended November 30, 2008 and 2007..............5

Condensed Statement of Shareholders Deficit
    for the Six Months Ended November 30, 2008.................................6

Condensed Statements of Cash Flows
    for the Six Months Ended November 30, 2008 and 2007........................7

Notes to Condensed Financial Statements
    for the Six Months Ended November 30, 2008 and 2007........................8

Item 2.  Management's Discussion and Analysis or Plan of Operation............10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........15

Item 4T. Controls and Procedures..............................................15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........16

Item 3.  Defaults upon Senior Securities......................................16

Item 4.  Submission of Matters to a Vote of Security Holders..................16

Item 5.  Other Information....................................................16

Item 6.  Exhibits ............................................................16

Signatures....................................................................17

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

PROGRESSIVE TRAINING, INC.
CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                    November 30,       May 31,
                                                        2008            2008
                                                    -----------     -----------
                                                    (Unaudited)
ASSETS

Cash ...........................................    $     5,622     $     1,610

Accounts receivable, net of allowance
  for doubtful accounts of $20,642 .............         14,436          21,906

Property and equipment, net of accumulated
  depreciation of $11,709 ......................           --              --

Prepaid expenses and other assets ..............          1,946           1,946
                                                    -----------     -----------

TOTAL ASSETS ...................................    $    22,004     $    25,462
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit .................................    $    38,009     $    38,009
Accounts payable and accrued expenses ..........         71,854          95,353
Accrued interest due to shareholder ............          7,822           2,871
Note payable due to shareholder ................        158,647          81,055
                                                    -----------     -----------

Total liabilities ..............................        276,332         217,288
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.0001;
  100,000,000 shares authorized; 2,280,000
  shares issued and outstanding ................            228             228
Additional paid-in capital .....................      1,356,223       1,335,423
Accumulated deficit ............................     (1,610,779)     (1,527,477)
                                                    -----------     -----------
Total shareholders' deficit ....................       (254,328)       (191,826)
                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ....    $    22,004     $    25,462
                                                    ===========     ===========

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
NOVEMBER 30, 2008 AND 2007 (UNAUDITED)
---------------------------------------------------------------------------------------
                                       THREE MONTHS                  SIX MONTHS
                               --------------------------    --------------------------
                                   2008           2007           2008           2007
                               -----------    -----------    -----------    -----------
REVENUES                       $    31,733    $    46,195    $    78,698    $   119,099

COST OF REVENUES ...........         6,658         14,603         10,765         29,960
                               -----------    -----------    -----------    -----------

GROSS PROFIT ...............        25,075         31,592         67,933         89,139
                               -----------    -----------    -----------    -----------

EXPENSES:
Selling and marketing ......         8,391         20,301         27,875         43,634
General and administrative .        46,409         60,417        113,215        111,954
Research and development ...          --            3,000             36          4,151
Interest expense ...........         4,866          1,482          9,309          2,448
                               -----------    -----------    -----------    -----------
Total expenses .............        59,666         85,200        150,435        162,187
                               -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES ...       (34,591)       (53,608)       (82,502)       (73,048)

INCOME TAXES ...............          --             --              800            800
                               -----------    -----------    -----------    -----------

NET LOSS ...................   $   (34,591)   $   (53,608)   $   (83,302)   $   (73,848)
                               ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS
   PER SHARE ...............   $     (0.02)   $     (0.02)   $     (0.04)   $     (0.03)
                               ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING .............     2,280,000      2,280,000      2,280,000      2,280,000
                               ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 (UNAUDITED)
-------------------------------------------------------------------------------------------------------
                                     COMMON STOCK           ADDITIONAL
                             ---------------------------     PAID-IN      SHAREHOLDERS'
                                SHARES         AMOUNT        CAPITAL        (DEFICIT)         TOTAL
                             ------------   ------------   ------------   ------------    ------------
BALANCE, MAY 31, 2008 ....      2,280,000   $        228   $  1,335,423   $ (1,527,477)   $   (191,826)

CONTRIBUTED CAPITAL ......           --             --           20,800           --            20,800

NET LOSS .................           --             --             --          (83,302)        (83,302)
                             ------------   ------------   ------------   ------------    ------------

BALANCE, NOVEMBER 30, 2008      2,280,000   $        228   $  1,356,223   $ (1,610,779)   $   (254,328)
                             ============   ============   ============   ============    ============


See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)
-------------------------------------------------------------------------------
                                                             2008        2007
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................   $(83,302)   $(73,848)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Contribution of capital for  services .............     20,800      20,800
     Provision for doubtful accounts ...................       --         7,000
     Changes in operating assets and liabilities:
         Accounts receivable ...........................      7,470     (11,075)
         Accounts receivable, related party ............       --         3,800
         Other assets ..................................       --            79
         Accounts payable and accrued expenses .........    (18,548)      2,924
                                                           --------    --------
Net cash used by operating activities ..................    (73,580)    (50,320)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .........................................       --           916
Net borrowings (repayments) from (to) shareholder .. ...     77,592      36,468
Net borrowings (repayments) on line of credit ..........       --           878
                                                           --------    --------
Net cash provided (used) by financing activities .......     77,592      38,262
                                                           --------    --------
NET INCREASE (DECREASE) IN CASH ........................      4,012     (12,058)

CASH, BEGINNING OF PERIOD ..............................      1,610      12,058
                                                           --------    --------
CASH, END OF PERIOD ....................................   $  5,622    $   --
                                                           ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .................................   $  1,389    $  1,770
Cash paid for income taxes .............................   $   --      $   --


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

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the six months ended November 30, 2008 and 2007 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K (as amended) for the fiscal year ended May 31, 2008.

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

SIGNIFICANT CUSTOMERS

During the six months ended November 30, 2008, the Company had one customer that accounted for 33% of the Company's net sales. During the six months ended November 30, 2007 the Company had one customer that accounted for 14% of the Company's net sales. Foreign sales (primarily royalty income from Canada) amounted to $38,242 and $28,605 for the six months ended November 30, 2008 and 2007, respectively.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At November 30, 2008 and 2007, the Company had no potentially dilutive shares.

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

3.       LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (6.72% at November 30, 2008). The line is callable upon demand.

4.       COMMITMENTS AND CONTINGENCIES

The Company leases its operating facility for $2,364 per month in Encino, California under an operating lease which expires August 31, 2009. Rent expense was $14,709 and $14,437 for the six months ended November 30, 2008 and 2007 respectively.

5.       RELATED PARTY TRANSACTIONS

The Company has paid a monthly fee to Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the six months ended November 30, 2008 and 2007. Total expense was $29,120 and $50,400 for the six months ended November 30, 2008 and 2007, respectively.

We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2009. The note is secured by all our right, title and interest in and to our video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2009. As of November 30, 2008, the Company has borrowed $158,647 from Mr. Young.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified three accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

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

The third critical accounting policy relates to contribution of services. The Company's President, Mr. Buddy Young, contributes approximately 25 hours per week to the operation of the Company. These services are valued at $35 per hour and are recorded as a contribution to the capital of the Company.

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

We face competition from numerous other providers of training videos. We believe many of these competitors are larger and better capitalized than the Company. Additionally, if the Company is to grow its business by financing and producing additional training videos, it will require additional capital. To date our cash flows from operations have been minimal. Other than from operations and our line of credit, our only source of capital is an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2009. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2009. As of November 30, 2008, the Company has borrowed $158,647 from Mr. Young. We expect that the cash flow from operations, together with the available funds under the above referenced agreement with our president will be sufficient to fulfill our capital requirements through calendar year 2008.

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

RESULTS OF OPERATIONS

GENERAL

Progressive Training's current core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers, which currently account for approximately 57% of our sales revenues.

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

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

SELECT FINANCIAL INFORMATION


Statement of Operations Data                         2008                2007
                                                  ---------           ---------
Revenue ................................          $  31,733           $  46,195
Cost of revenues .......................          $   6,658           $  14,603
Gross profit ...........................          $  25,075           $  31,592
Total expenses .........................          $  59,666           $  85,200
Net loss after taxes ...................          $ (34,591)          $ (53,608)
Net loss per share .....................          $   (0.02)          $   (0.02)

Balance Sheet Data
Total assets ...........................          $  22,004           $  50,650
Total liabilities ......................          $ 276,332           $ 157,206
Stockholder's deficit ..................          $(254,328)          $(106,556)


REVENUES

Our revenues for the three months ended November 30, 2008 were $31,733. Revenues for the three months ended November 30, 2007, were $46,195. This represents a decrease of $14,462. This decrease in revenues was caused by three major factors: (1) a general slowdown in the economy causing organizations to trim their expenditures for personnel training, (2) the aging of the training videos currently in our library, and (3) the increased use by organizations of internet based training. Product sales made up approximately 59% of the total revenue. Royalties earned from the sales of our product amounted to approximately $14,513 during the three months ended November 30, 2008 and $17,285 during the three months ended November 30, 2007. Sales of videos produced by other companies accounted for approximately 57% of product sales.

COST OF REVENUES

The cost of revenues during the three months ended November 30, 2008, was $6,658 as compared to $14,603 during the three months ended November 30, 2007. The cost of revenues, as a percent of sales was 21% during the three months ended
November 30, 2008 and 31% during the three months ended November 30, 2007. Although there may be occasional variances due to product mix (sales of 3rd party videos have a significantly higher cost percentage), we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will continue to generally be approximately within the 15 to 35 percent range.

During most periods approximately 60% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix.

EXPENSES

Selling and marketing expenses were $8,391 for the three months ended November 30, 2008 as compared to $20,301 for the three months ended November 30, 2007. This represents a decrease of $11,910. This decrease is the result of a decrease in our commission expense to $1,177 during the three months ended November 30, 2008 from $1,937 during the three months ended November 30, 2007 as well as a decrease in our business promotion to $2,759 during the three months ended November 30, 2008 from $12,610 during the three months ended November 30, 2007. Our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace.

General and administrative expenses for the three months ended November 30, 2008 were $46,409 as compared to $60,417 for the three months ended November 30, 2007. This represents a decrease of $14,008. This decrease is primarily the result of a decrease in our professional and outside services in the amount of $11,755, to $22,265 during the three months ended November 30, 2008 from $34,020 during the three months ended November 30, 2007.

Research and development expenses were $-0- for the three months ended November 30, 2008, compared to $3,000 for the three months ended November 30, 2007. We anticipate that we will incur minimal research and development costs as we evaluate and develop new training video products during the next fiscal period.

Interest expense totaled $4,866 for the three months ended November 30, 2008 and $1,482 for the three months ended November 30, 2007. Interest expense relates to our line of credit and borrowings from our principal shareholder. On November 30, 2008 our total term debt outstanding was $196,656 as compared to $72,346 on November 30, 2007. This change is due to additional borrowings from our president and principal shareholder.

NET LOSS

As a result of the aforementioned, our net loss was $34,591 for the three months ended November 30, 2008 and $53,608 for the three months ended November 30, 2007.

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007

SELECT FINANCIAL INFORMATION


Statement of Operations Data                         2008                2007
                                                  ---------           ---------
Revenue ................................          $  78,698           $ 119,099
Cost of revenues .......................          $  10,765           $  29,960
Gross profit ...........................          $  67,933           $  89,139
Total expenses .........................          $ 150,435           $ 162,188
Net loss after taxes ...................          $ (83,302)          $ (73,848)
Net loss per share .....................          $   (0.04)          $   (0.03)

Balance Sheet Data
Total assets ...........................          $  22,004           $  50,650
Total liabilities ......................          $ 276,332           $ 157,206
Stockholder's deficit ..................          $(254,328)          $(106,556)

REVENUES

Our revenues for the six months ended November 30, 2008 were $78,698. Revenues for the six months ended November 30, 2007, were $119,099. This represents a decrease of $40,401. This decrease in revenues was caused by three major factors: (1) a general slowdown in the economy causing organizations to trim their expenditures for personnel training, (2) the aging of the training videos currently in our library, and (3) the increased use by organizations of internet based training. Product sales made up approximately 57% of the total revenue. Royalties earned from the sales of our product amounted to approximately $38,242 during the six months ended November 30, 2008 and $28,605 during the six months ended November 30, 2007. Sales of videos produced by other companies accounted for approximately 51% of product sales.

COST OF REVENUES

The cost of revenues during the six months ended November 30, 2008, was $10,765 as compared to $29,960 during the six months ended November 30, 2007. The cost of revenues, as a percent of sales was 14% during the six months ended November 30, 2008 and 23% during the six months ended November 30, 2007. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will continue to generally be approximately within the 15 to 35 percent range.

During most periods approximately 60% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix.

EXPENSES

Selling and marketing expenses were $27,875 for the six months ended November 30, 2008 as compared to $43,634 for the six months ended November 30, 2007. This represents a decrease of $15,759. This decrease is the result of a decrease in our commission expense to $5,982 during the six months ended November 30, 2008 from $7,714 during the six months ended November 30, 2007 as well as a decrease in our business promotion to $14,634 during the six months ended November 30, 2008 from $25,210 during the six months ended November 30, 2007 Our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace.

General and administrative expenses for the six months ended November 30, 2008 were $113,215 as compared to $111,954 for the six months ended November 30, 2007. This represents an increase of $1,261. This increase is partially the result of an increase in our professional and outside services in the amount of $11,600 to $62,722 during the six months ended November 30, 2008 from $51,122 during the six months ended November 30, 2007. We increased our allowance for doubtful accounts during the six months ended November 30, 2007 by $7,000 due to an analysis of accounts receivable.

Research and development expenses were $36 for the six months ended November 30, 2008 as compared to $4,151 for the six months ended November 30, 2007. We anticipate that we will incur minimal research and development costs as we evaluate and develop new training video products during the next fiscal period.

Interest expense totaled $9,309 for the six months ended November 30, 2008 and $2,448 for the six months ended November 30, 2007. Interest expense relates to our line of credit and borrowings from our principal shareholder. On November 30, 2008 our total term debt outstanding was $196,656 as compared to $72,346 on November 30, 2007. This change is due to additional borrowings from our president and principal shareholder.

NET LOSS

As a result of the aforementioned, our net loss was $83,302 for the six months ended November 30, 2007 and $73,848 for the six months ended November 30, 2006.

PLAN OF OPERATION

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

We currently have one full time employee who manages our marketing and sales efforts. Additionally we have two part time employees who assist with the administration functions. We mainly utilize outside services to handle our accounting and other administrative requirements, and commissioned sales personnel to handle the selling and marketing of our videos. During the next 12 months we anticipate hiring one or two additional full-time employees to assist in our sales and marketing requirements. In addition, Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, works on a part-time basis. During the six months ended November 30, 2008, Mr. Young contributed non-cash compensation (representing the estimated value of services contributed to the Company) of $20,800.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit was $87,859 at November 30, 2008.

Our cash flows used by operations were $73,580 for the six months ended November 30, 2008. This is the result of our net loss of $83,302 along with cash used by accounts payable and accrued expenses in the amount of $18,548, offset by a decrease in accounts receivable in the amount of $7,470.

Our cash flows used by operations were $50,320 for the six months ended November 30, 2007. This is the result of our net loss of $73,848 along with cash used by accounts receivable in the amount of $11,075, offset by a decrease in accounts receivable, related party in the amount of $3,800 and the increase of accounts payable and accrued expenses in the amount of $2,924.

During the six months ended November 30, 2008 and 2007 we did not use any cash for investing activities.

Our cash flows provided by financing activities were $77,592 for the six months ended November 30, 2008. This is the result of borrowing from a shareholder.

Our cash flows provided by financing activities were $38,262 for the six months ended November 30, 2007. This is the result of borrowing from a shareholder in the amount of $36,468 along with borrowing on our line of credit in the amount of $878 and a bank overdraft in the amount of $916.

We currently have no material commitments at this time to fund development of new videos or to acquire any significant capital equipment.

We are a company with a limited operating history and a history of net losses.

We had a cash balance of $5,622 on November 30, 2008. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2009. We owed our President a total of $158,647 in principal under the agreement as of November 30, 2008. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2009.

The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (6.72% at November 30, 2008). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the Company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. The outstanding balance as of November 30, 2008, was $38,009.

If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through June 30, 2009. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos or delay any business transaction requiring the payment of cash, or both.

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


ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2008 (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of Buddy Young, who serves as both our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Young concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our annual report on Form 10-K, for our year ended May 31, 2008, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2008 accurately present our financial condition, results of operations and cash flows in all material respects.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended November 30, 2008, no matters were submitted to the Company's security holders.

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

                           PROGRESSIVE TRAINING, INC.
                                  (Registrant)

Dated: December 19, 2008                /S/ BUDDY YOUNG
                                        --------------------------------
                                        Buddy Young, President and Chief
                                        Executive Officer