Form 10-Q
period 2009-02-28
PROGRESSIVE TRAINING, INC.
filed 2009-04-14
CIK 1402945

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2009


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

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Condensed Balance Sheet February 28, 2009 (Unaudited) ............   4
         Statements of Operations
             For the Three- and Nine-Month Periods Ended
             February 28, 2009 and February 29, 2008 (Unaudited) ..........   5
         Statements of Shareholders' Deficit
             For The Nine Months Ended February 28, 2009 (Unaudited) ......   6
         Statements of Cash Flows
             For the Nine Months Ended February 28, 2009 (Unaudited)
             and February 29, 2008 (Unaudited) ............................   7
         Notes to Financial Statements (Unaudited) ........................   8

Item 2.  Management's Discussion and Analysis or Plan of Operation ........  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......  19

Item 4T. Controls and Procedures ..........................................  19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ................................................  20

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds .......  20

Item 3.  Defaults upon Senior Securities ..................................  20

Item 4.  Submission of Matters to a Vote of Security Holders ..............  20

Item 5.  Other Information ................................................  20

Item 6.  Exhibits .........................................................  20

Signatures ................................................................  21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

PROGRESSIVE TRAINING, INC.
CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                   February 28,       May 31,
                                                       2009            2008
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS

Cash ...........................................   $      1,699    $      1,610

Accounts receivable, net of allowance
  for doubtful accounts of $4,000
  and $20,642, respectively ....................          7,004          21,906

Property and equipment, Net of accumulated
  depreciation of $11,709 ......................           --              --

Prepaid expenses and other assets ..............          1,946           1,946
                                                   ------------    ------------

TOTAL ASSETS ...................................   $     10,649    $     25,462
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit .................................   $     38,315    $     38,009
Accounts payable and accrued expenses ..........         62,890          95,353
Accrued interest due to shareholder ............         11,181           2,871
Note payable due to shareholder ................        177,293          81,055
                                                   ------------    ------------

Total liabilities ..............................        289,679         217,288
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.0001;
    100,000,000 shares authorized; 2,280,000
    shares issued and outstanding ..............            228             228
Additional paid-in capital .....................      1,366,623       1,335,423
Accumulated deficit ............................     (1,645,881)     (1,527,477)
                                                   ------------    ------------
Total shareholders' deficit ....................       (279,030)       (191,826)
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ....   $     10,649    $     25,462
                                                   ============    ============

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
FEBRUARY 28, 2009 AND FEBRUARY 29, 2008 (UNAUDITED)
---------------------------------------------------------------------------------------

                                       THREE MONTHS                  NINE MONTHS
                               --------------------------    --------------------------
                                   2009           2008           2009           2008
                               -----------    -----------    -----------    -----------
REVENUES ...................   $    22,418    $    50,596    $   101,116    $   169,695

COST OF REVENUES ...........         6,462         13,085         17,227         43,044
                               -----------    -----------    -----------    -----------

GROSS PROFIT ...............        15,956         37,511         83,889        126,651
                               -----------    -----------    -----------    -----------

EXPENSES:
Selling and marketing ......           888         18,976         28,763         62,611
General and administrative .        45,199         71,110        158,418        183,064
Research and development ...          --              426             36          4,577
Interest expense ...........         4,967          1,594         14,276          4,042
                               -----------    -----------    -----------    -----------
Total expenses .............        51,054         92,106        201,493        254,294
                               -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES ...       (35,098)       (54,595)      (117,604)      (127,643)

INCOME TAXES ...............          --             --              800            800
                               -----------    -----------    -----------    -----------

NET LOSS ...................   $   (35,098)   $   (54,595)   $  (118,404)   $  (128,443)
                               ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS
   PER SHARE ...............   $     (0.02)   $     (0.02)   $     (0.05)   $     (0.06)
                               ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING .............     2,280,000      2,280,000      2,280,000      2,280,000
                               ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 (UNAUDITED)
------------------------------------------------------------------------------------------------------

                                        COMMON STOCK          ADDITIONAL
                                 -------------------------     PAID-IN      SHAREHOLDER
                                    SHARES       AMOUNT        CAPITAL       (DEFICIT)        TOTAL
                                 -----------   -----------   -----------    -----------    -----------
BALANCE, MAY 31, 2008 ....         2,280,000   $       228   $ 1,335,423    $(1,527,477)   $  (191,826)

CONTRIBUTED CAPITAL ......              --            --          31,200           --           31,200

NET LOSS .................              --            --            --         (118,404)      (118,404)
                                 -----------   -----------   -----------    -----------    -----------

BALANCE, FEBRUARY 28, 2009         2,280,000   $       228   $ 1,366,623    $(1,645,881)   $  (279,030)
                                 ===========   ===========   ===========    ===========    ===========


See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008 (UNAUDITED)
-------------------------------------------------------------------------------

                                                            2009         2008
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................   $(118,404)   $(128,443)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Contribution of capital for services ............      31,200       31,200
     Provision for doubtful accounts .................        --          7,000
        Changes in operating assets and liabilities:
         Accounts receivable .........................      14,902      (13,619)
         Accounts receivable, related party ..........        --          5,701
         Other assets ................................        --            249
         Accounts payable and accrued expenses .......     (24,153)      32,244
                                                         ---------    ---------
Net cash used by operating activities ................     (96,455)     (65,668)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .......................................        --          5,461
Net borrowings (repayments) from (to) shareholder .. .      96,238       43,624
Net borrowings (repayments) on line of credit ........         306        4,525
                                                         ---------    ---------
Net cash provided by financing activities ............      96,544       53,610
                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH ......................          89      (12,058)

CASH, BEGINNING OF PERIOD ............................       1,610       12,058
                                                         ---------    ---------
CASH, END OF PERIOD ..................................   $   1,699    $    --
                                                         =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ...............................   $   1,975    $   2,667
Cash paid for income taxes ...........................   $     800    $     800


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

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the nine months ended February 28, 2009 and February 29, 2008 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K for the fiscal year ended May 31, 2008.

GOING CONCERN

THE ACCOMPANYING CONDENSED FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN, WHICH CONTEMPLATES THE REALIZATION OF ASSETS AND THE LIQUIDATION OF LIABILITIES IN THE NORMAL COURSE OF BUSINESS. THE COMPANY HAS INCURRED SIGNIFICANT LOSSES SINCE INCEPTION AND HAS A WORKING CAPITAL DEFICIT. THESE FACTORS RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS RELATING TO THE RECOVERABILITY AND CLASSIFICATION OF RECORDED ASSETS AMOUNTS OR THE AMOUNTS AND CLASSIFICATION OF LIABILITIES THAT MIGHT RESULT FROM THIS UNCERTAINTY.

THE COMPANY HAS SURVIVED THROUGH BORROWINGS FROM SHAREHOLDERS AND THROUGH THE SALE OF COMPANY STOCK. THE COMPANY MUST RAISE FUNDS OR CONTINUE BORROWINGS IN THE NEAR FUTURE TO SURVIVE. THERE IS NO ASSURANCE THAT MANAGEMENT CAN FIND INVESTORS OR CONTINUE BORROWINGS TO COVER THE LOSSES GENERATED.

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

SIGNIFICANT CUSTOMERS

During the nine months ended February 28, 2009, the Company had one customer that accounted for 28% of the Company's net sales. During the nine months ended February 29, 2008 the Company had one customer that accounted for 16% of the Company's net sales. Foreign sales (primarily royalty income from Canada) amounted to $44,530 and $46,459 for the nine months ended February 28, 2009 and February 29, 2008, respectively.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At February 28, 2009 and February 29, 2008, the Company had no potentially dilutive shares.

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

3.       LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (5.47% at February 28, 2009). The line is callable upon demand.

4.       COMMITMENTS AND CONTINGENCIES

The Company leases its operating facility for $2,364 per month in Encino, California under an operating lease which expires August 31, 2009. Rent expense was $22,209 and $21,646 for the nine months ended February 28, 2009 and February 29, 2008, respectively.

5.       RELATED PARTY TRANSACTIONS

The Company has paid a monthly fee to Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the nine months ended February 28, 2009 and February 29, 2008. Total expense was $29,120 and $75,600 for the nine months ended February 28, 2009 and February 29, 2008, respectively.

We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2009. The note is secured by all our right, title and interest in and to our video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2009. As of February 28, 2009, the Company has borrowed $177,293 from Mr. Young.

6.       SUBSEQUENT EVENT

On March 16, 2009, the Company entered into an agreement to issue 3.0 million shares of restricted common stock of the Company in exchange for a total of $175,000 of debt due to the Company's President.

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

We face competition from numerous other providers of training videos. We believe many of these competitors are larger and better capitalized than the Company. Additionally, if the Company is to grow its business by financing and producing additional training videos, it will require additional capital. To date our cash flows from operations have been minimal. Other than from operations and our line of credit, our only source of capital is an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2009. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2009. As of February 28, 2009, the Company has borrowed $177,293 from Mr. Young. We expect that the cash flow from operations, together with the available funds under the above referenced agreement with our president will be sufficient to fulfill our capital requirements through calendar year 2009.

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

                              RESULTS OF OPERATIONS

GENERAL

Progressive Training's current core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers, which currently account for approximately 31% of our sales revenues.

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

In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers, which currently account for approximately 31% of our revenues. Workforce training industry trends have demonstrated that the amount of money allocated by companies for the training of their employees varies according to general economic conditions. In many cases in a good economy training department budgets are increased, and as a result more funds are available to purchase training videos and other employee training products. Conversely, when economic conditions are not good companies tend to cut back on the amount of funds spent on the purchase of workforce training products. We anticipate that general economic conditions will continue to have a direct effect on our revenues.

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

SELECT FINANCIAL INFORMATION

                                                       2009              2008
                                                    ---------         ---------
Statements of Operation Data:
-----------------------------

Revenue ....................................        $  22,418         $  50,596
Cost of revenues ...........................            6,462            13,085
Gross profit ...............................           15,956            37,511
Total expenses .............................           51,054            92,106
Net income (loss) after taxes ..............          (35,098)          (54,595)
Net income (loss) per share ................            (0.02)            (0.02)

Balance Sheet Data:
-------------------

Total assets ...............................        $  10,649         $  21,034
Total liabilities ..........................        $ 289,679         $ 201,874
Stockholders' deficit ......................        $(279,030)        $(180,840)


REVENUES

Our revenues for the three months ended February 28, 2009 were $22,418. Revenues for the three months ended February 29, 2008, were $50,596. This represents a decrease of $28,178. This decrease in revenues was caused by three major factors: (1) a general slowdown in the economy causing organizations to trim their expenditures for personnel training, (2) the aging of the training videos currently in our library, and (3) the increased use by organizations of internet based training. Product sales made up approximately 56% of the total revenue. Royalties earned from the sales of our product amounted to approximately $6,288 during the three months ended February 28, 2009 and $17,854 during the three months ended February 29, 2008. Rental of videos were less than 1% of our sales.

We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 31% of product sales.

COST OF REVENUES

The cost of revenues during the three months ended February 28, 2009, was $6,462 as compared to $13,085 during the three months ended February 29, 2008. The cost of revenues, as a percent of sales was 29% during the three months ended
February 28, 2009 and 26% during the three months ended February 29, 2008. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will continue to generally be approximately within the 15 to 35 percent range.

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

EXPENSES

Selling and marketing expenses were $888 for the three months ended February 28, 2009 as compared to $18,976 for the three months ended February 29, 2008. This represents a decrease of $18,088. The primary reason for the decrease is due to reduced consulting expenses incurred to Howard Young (allocated equally between Selling and marketing expenses and General and Administrative expenses). Our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace and the product mix of our sales.

General and administrative expenses for the three months ended February 28, 2009 were $45,201 as compared to $71,110 for the three months ended February 29, 2008. This represents an decrease of $25,909. This is a result of a decrease in our accounting and professional services to $4,681 during the three months ended February 28, 2009 from $22,534 during the three months ended February 29, 2008. During the three months ended February 28, 2009, and February 29, 2008 we recorded $10,400 of officer's compensation, as additional paid in capital, respectively.

Research and development expenses were $-0-for the three months ended February 28, 2009. We recorded $426 for research and development expenses for the three months ended February 29, 2008. We anticipate that we will incur minimal research and development costs as we evaluate and develop new training video products during the next fiscal period.

Interest expense totaled $4,967 for the three months ended February 28, 2009 and $1,594 for the three months ended February 29, 2008. Interest expense relates to our line of credit and borrowings from shareholder. On February 28, 2009 our total term debt outstanding was $215,608 as compared to $83,149 on February 29, 2008. This change is due to the increased borrowings on our line of credit and additional advances from our shareholder.

NET LOSS

As a result of the aforementioned, our net loss was $35,098 for the three months ended February 28, 2009 as compared to a net loss of $54,595 for the three months ended February 29, 2008.

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

SELECT FINANCIAL INFORMATION


                                                       2009              2008
                                                    ---------         ---------
Statements of Operation Data:
-----------------------------

Revenue ................................          $ 101,116           $ 169,695
Cost of revenues .......................             17,227              43,044
Gross profit ...........................             83,889             126,651
Total expenses .........................            202,293             255,094
Net loss after taxes ...................           (118,404)           (128,443)
Net loss per share .....................              (0.05)              (0.06)

Balance Sheet Data:
-------------------

Total assets ...........................          $  10,649           $  21,034
Total liabilities ......................          $ 289,679           $ 201,874
Stockholders' deficit ..................          $(279,030)          $(180,840)


REVENUES

Our revenues for the nine months ended February 28, 2009 were $101,116. Revenues for the nine months ended February 29, 2008 were $169,565. This represents a decrease of $68,449. This decrease in revenues was caused by three major factors: (1) a general slowdown in the economy causing organizations to trim their expenditures for personnel training, (2) the aging of the training videos currently in our library, and (3) the increased use by organizations of internet based training. Product sales made up approximately 56% of the total revenue. Royalties earned from the sales of our product amounted to $44,530 during the nine months ended February 28, 2009 and $46,459 during the nine months ended February 29, 2008. Rental of videos were less than 1% of our sales. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 31% of product sales.

COST OF REVENUES

The cost of revenues during the nine months ended February 28, 2009, was $17,227 as compared to $43,044 during the nine months ended February 29, 2008. The cost of revenues, as a percent of sales was 17% during the nine months ended February 28, 2009 and 25% during the nine months ended February 29, 2008. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will continue to generally be approximately within the 15 to 35 percent range.

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

EXPENSES

Selling and marketing expenses were $28,763 for the nine months ended February 28, 2009 as compared to $62,611 for the nine months ended February 29, 2008. This represents a decrease of $33,848. The primary reason for the decrease is due to reduced consulting expenses incurred to Howard Young (allocated equally between Selling and marketing expenses and General and Administrative expenses). In addition, we experienced a decrease in our commission expense to $4,570 during the nine months ended February 28, 2009 from $9,402 during the nine months ended February 29, 2008. Our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace and the product mix of our sales.

General and administrative expenses for the nine months ended February 28, 2009 were $158,414 as compared to $183,064 for the nine months ended February 29, 2008. This represents a decrease of $24,560. This decrease is mainly the result of a decrease in our professional and outside services in the amount of $23,230, to $67,403 during the nine months ended February 28, 2009 from $90,633 during the nine months ended February 29, 2008.

Research and development expenses were $36 for the nine months ended February 28, 2009, as compared to $4,577 for the nine months ended February 29, 2008. We anticipate that we will incur minimal research and development costs as we evaluate and develop new training video products during the next fiscal period.

Interest expense totaled $14,276 for the nine months ended February 28, 2009 and $4,042 for the nine months ended February 29, 2008. Interest expense relates to our line of credit and borrowings from our principal shareholder. On February 28, 2009 our total term debt outstanding was $215,608 as compared to $83,149 on February 29, 2008.

NET LOSS

As a result of the aforementioned, our net loss was $118,404 for the nine months ended February 28, 2009 and $128,443 for the nine months ended February 29, 2008.

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

Management expects that sales of videos and training materials, along with available funds under an agreement with its President and majority shareholder should satisfy our cash requirements through December 31, 2009. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.


We currently have one full time employee who manages our marketing and sales efforts. Additionally we have two part time employees who assist with the administration functions. We mainly utilize outside services to handle our accounting and other administrative requirements, and commissioned sales personnel to handle the selling and marketing of our videos. Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, works on a part-time basis. During the nine months ended February 28, 2009, Mr. Young contributed non-cash compensation (representing the estimated value of services contributed to the Company) of $31,200.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit was $279,030 at February 28, 2009.

Our cash flows used by operations were $96,455 for the nine months ended February 28, 2009. This is the result of our net loss of $118,404 along with the reduction of accounts payable and accrued expenses in the amount of $24,153. These were partially offset by the decrease in accounts receivable of $14,902.

Our cash flows used by operations were $65,688 during the nine months ended February 29, 2008. This is the result of our net loss in the amount of $128,443, along with the increase in accounts receivable of $13,619 offset by a reduction in our accounts payable of $32,244.

During the nine months ended February 28, 2009 and February 29, 2008 we did not use any cash for investing activities.

Our cash flows provided by financing activities were $96,544 for the nine months ended February 28, 2009. This is primarily the result of borrowing from a shareholder in the amount of $96,238.

Our cash flows provided by financing activities were $53,610 for the nine months ended February 29, 2008. This is the result of borrowing from a shareholder in the amount of $43,624 along with borrowing on our line of credit in the amount of $4,525 and a bank overdraft in the amount of $5,461.

We currently have no material commitments at this time to fund development of new videos or to acquire any significant capital equipment.

We are a company with a limited operating history and a history of net losses.

We had a cash balance of $1,699 on February 28, 2009. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through December 31, 2009. We owed our President a total of $177,293 in principal under the agreement as of February 28, 2009. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on June 30, 2010.

The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (5.47% at February 28, 2009). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the Company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. The outstanding balance as of February 28, 2009, was $38,315.

If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through December 31, 2009. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

If during the next twelve months our business remains depressed, mainly as a result of general economic conditions, and we are unable to raise the necessary funds through the sale of additional equity, or from traditional borrowing sources, we may be forced to further scale back our operations, or to totally abandon our business plan of producing and distributing workforce training videos, and seek other business opportunities in a related or unrelated industry. Such opportunities may include a reverse merger with a privately held company. The result of which could cause the existing shareholder to be severely diluted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on the nature of our current operations, we have not identified any issues of market risk at this time.

ITEM 4.  CONTROLS AND PROCEDURES

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


ITEM 1.  LEGAL PROCEEDINGS    None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended February 28, 2009, there were no matters submitted to the Company's security holders.

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

                                        PROGRESSIVE TRAINING, INC.
                                        (Registrant)


Dated: April 13, 2009                   /S/ BUDDY YOUNG
                                        ------------------------------------
                                            Buddy Young, President and Chief
                                            Executive Officer