Form 10-K
period 2009-05-31
PROGRESSIVE TRAINING, INC.
filed 2009-08-31
CIK 1402945

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                     For the fiscal year ended May 31, 2009

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                        Commission file number: 000-52684

                           PROGRESSIVE TRAINING, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                          32-0186005
----------------------------                      ------------------------------
(State or other jurisdiction                      (IRS Employer incorporation or
     of organization)                                  Identification No.)

17337 Ventura Boulevard, Suite 208, Encino, California          91316
------------------------------------------------------        ----------
     (Address of principal executive offices)                 (Zip Code)

                                 (818) 784-0040
                           ---------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class registered:  None

     Name of each exchange on which registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.0001
                         -------------------------------
                                (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer  [_]                Accelerated filer  [_]

   Non-accelerated filer    [_]                Smaller reporting company [X]

Check whether the issuer is a "shell company" as defined in Rule 12b-2 of the Act Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on May 31, 2009, the last business day of the registrant's most recently completed fiscal year was $ 105,000, (based on the closing sales price of the registrant's common stock on that date).

At August 17, 2009, the registrant had 5,280,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference:  None

                                    CONTENTS
                                                                            PAGE
PART I

     Item 1.     Description of Business.......................................5
     Item 2.     Description of Property......................................12
     Item 3.     Legal Proceedings............................................12
     Item 4.     Submission of Matters to a Vote of Security Holders..........12

PART II

     Item 5.     Market for Common Equity and Related Stockholder Matters.....13
     Item 6.     Selected Financial Data .....................................13
     Item 7.     Management's Discussion and Analysis or Plan of Operation....13
     Item 8.     Financial Statements and Supplementary Data..................19
     Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................31
     Item 9A(T)  Controls and Procedure.......................................31
     Item 9B     Other Information............................................33

PART III

     Item 10.    Directors, Executive Officers, and Corporate Governance......33
     Item 11.    Executive Compensation.......................................35
     Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters...................36
     Item 13.    Certain Relationships and Related Transactions...............36
     Item 14     Principal Accountant Fees and Services.......................37
     Item 15.    Exhibits, Financial Statement Schedules......................37

SIGNATURES       .............................................................38

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This fiscal 2009 Annual Report on Form 10-K, including the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

         Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

         o our inability to raise additional funds to support operations and capital expenditures;

         o our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

         o our inability to successfully compete against existing and future competitors;

         o our inability to manage and maintain the growth of our business;

         o        our inability to protect our intellectual property rights; and

         o other factors discussed under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

         Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Progressive Training's core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers. The sale of third party videos currently accounts for approximately 40% of our revenues. We anticipate that this percentage will remain the same for the foreseeable future.

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

In most cases the cost of production for the workforce training videos range from a low of $40,000 to a high of $125,000. Among the factors that determine the cost are: (a) Script costs, (b) number of cast members, (c) location or studio photography, (d) on-camera host, (e) music & special effects, and (f) size of production crew. Given our limited funds we did not produce any new training videos during fiscal 2008, and do not anticipate producing any new training videos during calendar 2009.

DISTRIBUTION OF VIDEOS

As stated above, a consequence of our current and very limited financial resources is that we are unable to develop and produce new training videos on a regular basis. As a result, we mainly marketed and sold videos produced by third parties during the period ended May 31, 2009. We anticipate for the foreseeable future, approximately between 40% and 50% of our revenues will be generated from the sale of videos produced by others. These producers range in size from large corporations, to small independent companies. In general, we market and sell videos they have financed and produced and we receive a discount ranging from 35% to 50% of the gross sale price. It is standard practice within the training industry for distributors to market and sell videos financed and produced by third parties. We are not dependent on any one producer as a source of product for us to sell. To date, no one source or product has accounted for 10% or more of revenues, nor has any one training video accounted for a significant portion of our revenue.

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

TRAINING VIDEO PRODUCTION

As stated earlier, approximately 40% to 50% of our revenue is derived from the sale of training videos produced by other companies. Many of these videos are produced by producer/distributors that have the financial resources to produce several videos each year. These producer/distributors then enter into sub-distribution agreements with other industry distributors to market and sell these videos. Additionally, there are many independent producers who produce one or two videos a year. These independent producers then enter into distribution agreements for the marketing and sale of their videos. Such agreements are usually on a royalty basis, and may include an advance against royalties.

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

DIRECT MAIL

We believe one of the most cost efficient ways of generating sales is through the direct mailing of product catalogues to the purchaser of training products and materials at organizations having 100 or more employees. This is our prime target. According to Dun & Bradstreet, there are over 135,000 organizations in the United States with at least 100 people. However, during the past fiscal year, as a result of our very limited funds we have not been able to utilize this sales method.

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

Further, on January 31, 2008, the Company as the creditor, entered into a Note Satisfaction and Exchange Agreement with Dematco as debtor, pursuant to which the Company forgave the principal amount of approximately $30,000 owed to it by Dematco in exchange for Dematco's distribution of all of its interest in the Company (which interest consists of seven hundred and fifty thousand (750,000) shares of Progressive's common stock to Dematco's shareholders, as of March 25, 2008. As a result, Dematco no longer owns any shares of the Company, nor does it have any other relationship with or interest in us.

On March 16, 2009, the Company entered into an agreement to issue 3.0 million shares of restricted common stock of the Company in exchange for a total of $180,000 of debt due to the Company's President.

Since our inception, we have been engaged in the development, production and distribution of management and general workforce training videos for use by businesses throughout the world.

As a result of our very limited cash position we currently only have two part time consultants who assist with the marketing and administration functions. We mainly utilize outside services to handle our accounting and other administrative requirements, and commissioned sales personnel to handle the selling and marketing of our videos. If cash flow permits we anticipate hiring one or two additional full-time employees to assist in our sales and marketing requirements. In addition, Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors works on a part-time basis. During the year ended May 31, 2009, Mr. Young contributed non-cash compensation (representing the estimated value of services contributed to the Company of $41,600).

ITEM 2. DESCRIPTION OF PROPERTY

We lease office space consisting of a total of approximately 1,150 square feet, from Encino Gardens LLC, an unaffiliated third party for $2,500 per month, located at 17337 Ventura Boulevard, Suite 208, Encino, California 91316. The lease terminates August 31, 2009. In an effort to reduce our expenditures we have relocated to a smaller office located in the same building and our monthly rent is $900 on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended May 31, 2009.

                                     PART 11

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

On November 17, 2008 our common stock began trading on the over-the-counter Bulletin Board system (also known as OTC:BB), under the stock symbol, (PRTR).

The Over-The-Counter Bulletin Board System requires that the company's stock be registered with the Securities and Exchange Commission, that the company be current with its Securities and Exchange Commission filing requirements, and have at least one (1) market maker. There are no requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

HOLDERS

As of May 31, 2009, we have 5,280,000 shares of common stock issued and outstanding held by approximately 190 shareholders of record. We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding which are convertible into common stock. We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

COMMON STOCK

The Company's certificate of incorporation provides for the authorization of 100,000,000 shares of common stock, $0.0001 par value. As of May 31, 2009, 5,280,000 shares of common stock were issued and outstanding, all of which are fully paid and non-assessable.

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

ITEM 6.   SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We face competition from numerous other providers of training videos. We believe many of these competitors are larger and better capitalized than the Company. Additionally, if the Company is to grow its business by financing and producing additional training videos, it will require additional capital. Further, as reflected in our fiscal 2008 financial statements, our revenues are greatly impacted by general economic conditions. Corporations tend to severely reduce training budgets during an economic slowdown.

To date our cash flows from operations have been minimal. Other than from operations and our line of credit, our only source of capital is an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2010. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2010. On March 16, 2009, the Company entered into an agreement to issue 3.0 million shares of restricted common stock of the Company in exchange for a total of $180,000 of debt due to the Company's President. As a result, the Company owes Mr. Young $16,262 as of May 31, 2009.

We anticipate that the cash flow from operations, together with the available funds under the above referenced agreement with our president will be sufficient to fulfill our capital requirements through fiscal year 2010.

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

If during the next twelve months our revenue is insufficient to continue operations, and we are unable to raise funds through the sale of additional equity, or from traditional borrowing sources, we may be required to totally abandon our business plan and seek other business opportunities in a related or unrelated industry. Such opportunities may include a reverse merger with a privately held company. The result of which could cause the existing shareholders to be severely diluted.

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

FOR THE YEARS ENDED MAY 31, 2009 AND 2008

SELECT FINANCIAL INFORMATION

Statement of Operations Data
                                         2009            2008
                                     ------------    ------------
             Revenue .............   $    132,181    $    239,676
             Cost of revenues ....   $     24,302    $     57,473
             Gross profit ........   $    107,879    $    182,203
             Total expenses ......   $    246,583    $    331,232
             Net loss after taxes    $   (139,504)   $   (149,829)
             Net loss per share ..   $      (0.05)   $      (0.07)

             Balance Sheet Data
             Total assets ........   $      9,688    $     25,462
             Total liabilities ...   $    119,418    $    217,288
             Stockholder's deficit   $   (109,730)   $   (191,826)

REVENUES

Our revenues for the year ended May 31, 2009 were $132,181. Revenues for the prior year ended May 31, 2008, were $239,676. This represents a decrease of
$107,495 This substantial decrease is mainly the result of the following factors:(a) the slowdown in the general economy which has a direct impact on corporate training budgets, (b) the aging of the videos produced by us and the fact that we have not introduced any new videos into the marketplace during fiscal years 2009 and 2008, and (c) the loss of the full time services of two of our sales personnel. Product sales made up approximately 60% of the total revenue. Royalties earned from the sales of our product amounted to approximately $55,000 during the year ended May 31, 2009 and $69,000 during the year ended May 31, 2008. Rental of videos were less than 1% of our sales. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 40% of revenues.

COST OF REVENUES

The cost of revenues during the year ended May 31, 2009, was $24,302 as compared to $57,473 during the year ended May 31, 2008. The cost of revenues, as a percent of sales was 18% during the year ended May 31, 2009 and 24% during the year ended May 31, 2008. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will, in general, continue to be approximately within the 20 to 40 percent range.

During most periods a significant portion of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, although there may be some variances, we anticipate that the cost of goods sold as a percentage of revenues derived from the sale of third party videos will in general, be approximately within the 25 to 40 percent range.

EXPENSES

Selling and marketing expenses were $36,776 for the year ended May 31, 2009 as compared to $82,681 for the year ended May 31, 2008. This represents a decrease of $45,905. This decrease is the result of a decrease in our business promotion expense to $14,659 during the year ended May 31, 2009 from $50,205 during the year ended May 31, 2008 as we lost a key employee and cash flow limited our ability to continue online promotions. We also experienced a decrease in our commission expense of $3,208 to $7,502 during the year ended May 31, 2009 from $10,710 during the year ended May 31, 008. Our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace.

General and administrative expenses for the year ended May 31, 2009 were $197,409 as compared to $226,400 for the year ended May 31, 2008. This represents a decrease of $28,991. This decrease is the result of a decrease in our outside service fees of $38,527to $15,211for the year ended May 31, 2009 from $53,738 during the year ended May 31, 2008 due to the loss of a consultant's services. We also experienced a decrease in our bad debt expense of $3,217 to $3,783 during the year ended May 31, 2009 from $7,000 during the year ended May 31, 2008. These decreases were partially offset by an increase of $19,200 in our professional fees to $81,052 during the year ended May 31, 2009 from $61,852 during the year ended May 31, 2008. Professional fees consist of audit and accounting fees in relation to our quarterly and annual filings along with legal fees. During the years ended May 31, 2009 and 2008, our President contributed $41,600 of services.

Research and development expenses were $36 for the year ended May 31, 2009 as compared to $10,477 for the year ended May 31, 2008. This decrease was due to the fact that as a result of our very limited funds, we did not develop any new training videos. If cash flow permits, we anticipate that we will incur research and development costs as we evaluate and develop new training video products during the next fiscal period.

Interest expense totaled $12,362 for the year ended May 31, 2008 and $11,674 for the year ended May 31, 2008. Interest expense relates to our line of credit and borrowings from our principal shareholder. On May 31, 2009 our total term debt outstanding was $54,988 as compared to $119,064 on May 31, 2008.

NET LOSS

As a result of the aforementioned, our net loss was $139,504 for the year ended May 31, 2009 and $149,829 for the year ended May 31, 2008.

PLAN OF OPERATION

We will continue to devote our very limited resources to marketing and distributing workforce training videos and related training materials, through our website. At this time these efforts are focused on the sale of videos produced by third parties. Approximately 40% of our revenue is derived from these sales. Additionally, we will continue to market videos produced by us, Among these are "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences," "What It Really Takes To Be A World Class Company," "How Do You Put A Giraffe In The refrigerator?." In addition, we anticipate spending some of our resources on the production and marketing of additional training videos produced by us. The amount of funds available for these expenditures will be determined by cash flow from operations, as well as, our ability to raise capital through an equity offering or further borrowing from our President, and other traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

Management expects that sales of videos and training materials, along with available funds under an agreement with its President and majority shareholder should satisfy our cash requirements through fiscal 2010. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

As previously stated, if during the next twelve months our revenue is insufficient to continue operations, and we are unable to raise funds through the sale of additional equity, or from traditional borrowing sources, we may be required to totally abandon our business plan and seek other business opportunities in a related or unrelated industry. Such opportunities may include a reverse merger with a privately held company. The result of which could cause the existing shareholders to be severely diluted.

We currently have no full time employees. We do have two part time consultants who assist with the administration functions. We mainly utilize outside services to handle our accounting and other administrative requirements, and commissioned sales personnel to handle the selling and marketing of our videos. During the next 12 months if cash flow permits, we anticipate hiring one or two full-time employees to assist in our sales and marketing requirements. In addition, Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors works on a part-time basis. During the year ended May 31, 2009, Mr. Young contributed non-cash compensation (representing the estimated value of services contributed to the Company) of $41,600.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit was $88,566 at May 31, 2009.

Our cash flows used by operations were $110,216 for the year ended May 31, 2009. This is the result of our net loss of $139,504 along with cash used by accounts payable and accrued expenses of $28,794, offset by decrease in our accounts receivable of $16,482.

Our cash flows used by operations were $94,512 for the year ended May 31, 2008. This is the result of our net loss of $149,829 along with cash used by accounts receivable in the amount of $15,377, offset by an increase in our allowance of $5,770, related party in the amount of $5,701 and the increase of accounts payable and accrued expenses in the amount of $17,204.

During the years ended May 31, 2009 and 2008 we did not use any cash for investing activities.

Our cash flows provided by financing activities were $110,924 for the year ended May 31, 2009. This is the result of borrowing from a shareholder in the amount of $110,207 along with borrowing on our line of credit in the amount of $717.

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

We had a cash balance of $2,318 on May 31, 2009. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2010. We owed our President a total of $16,262 in principal under the agreement as of May 31, 2009. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2010.

The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (5.47% at May 31, 2009). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the Company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. The outstanding balance as of May 31, 2009, was $38,726.

If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through June 30, 2010. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will further scale back our operations, and seek other business opportunities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                           PROGRESSIVE TRAINING, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Registered Public Accounting Firm................       20

Balance Sheets as of May 31, 2009 and 2008.............................       21

Statements of Operations...............................................       22
     Years Ended May 31, 2009 and 2008

Statements of Stockholders' Deficit....................................       23
     Years ended May 31, 2009 and 2008

Statements of Cash Flows...............................................       24
     Years Ended May 31, 2009 and 2008

Notes to Financial Statements - May 31, 2009...........................       25

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF PROGRESSIVE TRAINING, INC.:

We have audited the accompanying balance sheets of Progressive Training, Inc. as of May 31, 2009 and 2008, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company determined that it was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                       /S/ FARBER HASS HURLEY LLP
                                       -----------------------------------
                                       CAMARILLO, CALIFORNIA
                                       AUGUST 11, 2009

PROGRESSIVE TRAINING, INC.

BALANCE SHEETS
-------------------------------------------------------------------------------
                                                       May 31,         May 31,
                                                        2009            2008
                                                    -----------     -----------
ASSETS

Cash ...........................................    $     2,318     $     1,610

Accounts receivable, net of allowance
  for doubtful accounts of $4,000
  and $20,642, respectively ....................          5,424          21,906

Property and equipment, Net of accumulated
  depreciation of $11,709 ......................           --              --

Prepaid expenses and other assets ..............          1,946           1,946
                                                    -----------     -----------

TOTAL ASSETS ...................................    $     9,688     $    25,462
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit .................................    $    38,726     $    38,009
Accounts payable and accrued expenses ..........         57,582          95,353
Accrued interest due to shareholder ............          6,848           2,871
Note payable due to shareholder ................         16,262          81,055
                                                    -----------     -----------

Total liabilities ..............................        119,418         217,288
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.0001;
    100,000,000 shares authorized; 5,280,000
    and 2,280,000 shares issued and
    outstanding, respectively ..................            528             228
Additional paid-in capital .....................      1,556,723       1,335,423
Accumulated deficit ............................     (1,666,981)     (1,527,477)
                                                    -----------     -----------
Total shareholders' deficit ....................       (109,730)       (191,826)
                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ....    $     9,688     $    25,462
                                                    ===========     ===========

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
-------------------------------------------------------------------------------

                                                      2009              2008
                                                  -----------       -----------

     REVENUES ..............................      $   132,181       $   239,676

     COST OF REVENUES ......................           24,302            57,473
                                                  -----------       -----------

     GROSS PROFIT ..........................          107,879           182,203
                                                  -----------       -----------

     EXPENSES:
     Selling and marketing .................           36,776            82,681
     General and administrative ............          197,409           226,400
     Research and development ..............               36            10,477
     Interest expense ......................           12,362            11,674
                                                  -----------       -----------
     Total expenses ........................          246,583           331,232
                                                  -----------       -----------

INCOME(LOSS) BEFORE INCOME
         TAXES .............................         (138,704)         (149,029)

     INCOME TAXES ..........................              800               800
                                                  -----------       -----------

     NET INCOME (LOSS) .....................      $  (139,504)      $  (149,829)
                                                  ===========       ===========

BASIC AND DILUTED INCOME
        (LOSS)PER SHARE ....................      $     (0.05)      $     (0.07)
                                                  ===========       ===========

WEIGHTED AVERAGE SHARES
        OUTSTANDING ........................        2,904,658         2,280,000
                                                  ===========       ===========

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
-----------------------------------------------------------------------------------------------------------
                                            COMMON STOCK           ADDITIONAL
                                     -------------------------      PAID-IN      SHAREHOLDER
                                        SHARES       AMOUNT         CAPITAL       (DEFICIT)        TOTAL
                                     -----------   -----------    -----------    -----------    -----------
BALANCE, MAY 31, 2007                  2,280,000   $       228    $ 1,323,912    $(1,377,648)   $   (53,508)

CONTRIBUTED CAPITAL ..........              --            --           41,600           --           41,600

RELATED PARTY DEBT FORGIVENESS              --            --          (30,089)          --          (30,089)

NET LOSS .....................              --            --             --         (149,829)      (149,829)
                                     -----------   -----------    -----------    -----------    -----------
BALANCE, MAY 31, 2008                  2,280,000           228      1,335,423     (1,527,477)      (191,826)

CONTRIBUTED CAPITAL ..........              --            --           41,600           --           41,600

STOCK ISSUED FOR DEBT ........         3,000,000           300        179,700           --          180,000

NET LOSS .....................              --            --             --         (139,504)      (139,504)
                                     -----------   -----------    -----------    -----------    -----------

BALANCE, MAY 31, 2009                  5,280,000   $       528    $ 1,556,723    $(1,666,981)   $  (109,730)
                                     ===========   ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
-------------------------------------------------------------------------------
                                                          2009          2008
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................   $ (139,504)   $ (149,829)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Contribution of capital for services ..........       41,600        41,600
     Provision for doubtful accounts ...............         --           5,770
        Changes in operating assets and liabilities:
         Accounts receivable .......................       16,482       (15,377)
         Accounts receivable, related party ........         --           5,701
         Other assets ..............................         --             419
         Accounts payable and accrued expenses .....      (28,794)       17,204
                                                       ----------    ----------
Net cash used by operating activities ..............     (110,216)      (94,512)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) from (to) shareholder ..      110,207        81,055
Net borrowings (repayments) on line of credit ......          717         3,009
                                                       ----------    ----------
Net cash provided by financing activities ..........      110,924        84,064
                                                       ----------    ----------
NET INCREASE IN CASH ...............................          708       (10,448)

CASH, BEGINNING OF YEAR ............................        1,610        12,058
                                                       ----------    ----------
CASH, END OF YEAR ..................................   $    2,318    $    1,610
                                                       ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .............................   $    2,488    $    3,479
Cash paid for income taxes .........................   $      800    $     --

NON-CASH ACTIVITY:

On March 16, 2009, the Company issued 3.0 million shares of restricted common stock of the Company in exchange for a total of $180,000 of debt due to the Company's President.

See accompanying notes to financial statements

PROGRESSIVE TRAINING, INC.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS BACKGROUND

Progressive Training, Inc. (formerly Advanced Media Training, Inc.; the "Company") was incorporated under this name in Delaware on October 31, 2006. The Company is engaged in the development, production and distribution of training and educational video products and services and has been in operation since March 2000. From August 10, 2004 through December 11, 2006 the business of the development, production and distribution of management and general workforce training videos was previously conducted under the name Advanced Media Training, Inc.

RECLASSIFICATIONS

Certain 2008 amounts have been reclassified to conform to presentation in 2009.

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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company normally does not require collateral to support its accounts receivable. As of May 31, 2009, one customer accounted for approximately 48% of gross accounts receivable. As of May 31, 2008, one customer accounted for approximately 20% of gross accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of all financial instruments potentially subject to valuation risk (principally consisting of accounts receivable, accrued expenses, line of credit and note payable approximates fair value due to the short term maturities of such instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents. At May 31, 2009 there were no cash equivalents. The Company maintains its cash in a reputable bank which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

PRODUCTION COSTS

The Company periodically incurs costs to produce new management training videos and enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. The Company expensed no production costs in the years ended May 31, 2009 and 2008.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Property and equipment consists of a telephone system and office equipment costing $11,709 which is fully depreciated at May 31, 2009.

LONG-LIVED ASSETS

Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  For The
Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed of", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company did not record any impairment loss in the year ended May 31, 2009.

REVENUE RECOGNITION

Sales are recognized upon shipment of videos and training manuals to the customer. Royalty income is earned from third-party sellers of our videos. Royalty income averages 30% of the sales price and is recorded upon receipt. Total royalty income amounted to $55,367 and $68,873 for the years ended May 31, 2009 and 2008, respectively. Rental income is recognized over the related period that the videos are rented. Total rental income amounted to $665 and $698 for the years ended May 31, 2009 and 2008, respectively. The Company's products may not be returned by the customer. Accordingly, the Company has made no provision for returns.

SIGNIFICANT CUSTOMERS

During the year ended May 31, 2009, the Company had one customer that accounted for 23% of the Company's revenues During the year ended May 31, 2008, the Company had one customer that accounted for 18% of the Company's net sales. Foreign sales (primarily royalty income from Canada) amounted to $55,367 and $68,873 for the years ended May 31, 2009 and 2008, respectively.

ADVERTISING EXPENSE

The Company expensed advertising costs amounting to $-0- and $111 for the years ended May 31, 2009 and 2008, respectively. The Company does not conduct direct response advertising.

CONTRIBUTION OF SERVICES

The Company's President and majority shareholder does not receive compensation for his services. A total of $41,600 was determined by management to be a fair value of his services to the Company on an annual basis and has been recorded as a contribution of capital for the years ended May 31, 2009 and 2008, respectively.

RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs related to both present and future products are expensed currently as a separate line item in the accompanying statements of operations.

DISTRIBUTION AND SHIPPING COSTS

The Company's policy is to classify distribution and shipping costs as part of selling and marketing expenses on the statement of operations. The Company incurred distribution and shipping costs in the amounts of $6,028 and $8,095 for the years ended May 31, 2009 and 2008, respectively.

INCOME TAXES

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The provision for income taxes for the years ended May 31, 2009 and 2008 represents the California corporate minimum franchise tax.

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

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At May 31, 2009 and 2008, the Company had no potentially dilutive shares.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company has no financial instruments that are carried at fair value.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option for any existing eligible items.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 FAIR VALUE MEASUREMENTS. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for the year ending May 31, 2009. There was no impact upon adoption.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY IMPAIRMENTS. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for the year ending May 31, 2009. There was no impact upon adoption.

In April 2009,  the FASB issued FSP FAS 107-1 and  Accounting  Principles  Board
(APB) 28-1, INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The FSP amends SFAS No. 107 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company included the required disclosures in the year ending May 31, 2009.

In December 2007, the FASB issued SFAS No. 141(R), BUSINESS COMBINATIONS, which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The Company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 141(R)-1, ACCOUNTING FOR ASSETS ACQUIRED AND LIABILITIES ASSUMED IN A BUSINESS COMBINATION THAT ARISE FROM CONTINGENCIES. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, "Accounting for Contingencies" and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss". Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, "Business Combinations", which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS , which provides general standards of accounting for and disclosure of subsequent events. SFAS No. 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date "through the date that the financial statements are issued or are available to be issued." It also requires management to disclose the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued. Statement 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES--A REPLACEMENT OF FASB STATEMENT NO. 162 . SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is applicable for interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on the Company's financial position, results of operations, or cash flows. However, upon adoption, all current references to FASB accounting standards will be replaced with references to the applicable codification sections.

2. LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (5.47% at May 31, 2009). The line is callable upon demand.

3. STOCKHOLDERS' DEFICIT

During March 2009, the Company issued 3,000,000 shares of its common stock to its President and majority shareholder in payment of $180,000 debt.

4. INCOME TAXES

The Company has net operating loss carryforwards totaling approximately $402,000 at May 31, 2009 for Federal income tax purposes available to offset future taxable income through 2027. Deferred tax assets (approximately $88,000 at May 31, 2009) consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. The allowance increased approximately $36,000 due to the losses incurred in fiscal 2009. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

5. COMMITMENTS AND CONTINGENCIES

The Company has agreements with companies to pay a royalty on sales of certain videos (co produced with these companies). The royalty is based on a specified formula, which averages approximately 35% of net amounts collected.

The Company leases its operating facility for $2,500 per month in Encino, California under an operating lease which expires August 31, 2009. The Company relocated to a smaller space and is renting the space for $900 per month on a month-to-month basis. Rent expense was $29,709 and $28,855 for the years ended May 31, 2009 and 2008 respectively.

         Future minimum lease payments are as follows:

         For the year ended May 31,
                  2010                      $   7,500

6. LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

7. RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) for administrative and sales consultation through November 2008. The fee was allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the years ended May 31, 2009 and 2008. Total expense was $29,120 and $100,370 for the years ended May 31, 2009 and 2008, respectively.

The Company has an agreement with its President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2010. The note is secured by all right, title and interest in and to the Company's video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2010. On March 16, 2009, the Company issued 3,000,000 shares of its common stock to its President in payment of $180,000 on this note. As of May 31, 2009, the balance on the note and related accrued interest was $16,262 and $6,948, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2009 (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of Buddy Young, who serves as both our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Young concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2009 accurately present our financial condition, results of operations and cash flows in all material respects.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended May 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the current officers and directors of Progressive
Training:


          NAME                   AGE       POSITION
          Buddy Young            74        President, Chief Executive Officer,
                                           Chief Financial Officer and Chairman
          David Leedy            68        Director
          Dennis Spiegelman      61        Director
          Mel Powell             43        Director

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

Buddy Young, our President, Chief Executive Officer, Chief Financial Officer, has various outside business interests that preclude him from devoting full time to the operations of the Company. We anticipate that Mr. Young will continue to be able to only devote approximately one day per week of his respective time to our operations.

There are no family relationships between any directors or executive officers and any other director or executive officer of Progressive Training, Inc.

ITEM 11. EXECUTIVE COMPENSATION

                                               ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                    ---------------------------------------    --------------------------------------
                                                                   Other                     Securities
 Name and                                                          Annual      Restricted    Underlying       LTIP       All other
 Principal Position         Year       Salary         Bonus     Compensation  Stock Awards     Option       Payouts         Comp.
 -----------------------    ----    -----------    ----------    ----------    ----------    ----------    ----------    ----------
 Buddy Young,
 CEO, CFO & Director        2005            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                            2006            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                            2007            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                            2008            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                            2009            -0-           -0-           -0-           -0-           -0-           -0-           -0-


 Dennis Spiegelman,
 Director (1)               2005            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                            2006            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                            2007            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                            2008            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                            2009            -0-           -0-           -0-           -0-           -0-           -0-           -0-


 David J. Leedy,
 Director (2)               2004            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                            2005            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                            2006            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                            2007            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                            2008            -0-           -0-           -0-           -0-           -0-           -0-           -0-

 Mel Powell
 Director (2)               2005    $     9,600           -0-           -0-           -0-           -0-           -0-           -0-
                            2006             0            -0-           -0-           -0-           -0-           -0-           -0-
                            2007            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                            2008            -0-           -0-           -0-           -0-           -0-           -0-           -0-
                            2009            -0-           -0-           -0-           -0-           -0-           -0-           -0-


During the years ended May 31, 2009, 2008 and 2007, Mr. Young devoted time to the development process of our Company. Compensation expense of approximately $41,600 has been recorded for each of these years. As Mr. Young has waived reimbursement of this expense, the amount has been recorded as additional paid-in capital in each year.

(1) As compensation for joining and serving as a director of the Company, on April 2, 2007, the Company issued 10,000 shares of common stock to each of Mr. Spiegelman, Mr. Leedy, and Mr. Powell. The shares were valued at $0.08 per share for a total value of $2,400.
(2) As compensation for serving as an officer of the Company and conducting most of the day to day operations of the Company, on April 2, 2007 we issued 200,000 shares of common stock to Mr. Young. The shares were valued at $0.08 per share for a total value of $16,000.

EMPLOYMENT AND CONSULTING AGREEMENTS

We do not have any employment or consulting agreements with any of our executive officers. Other than the compensation paid to Mr. Howard Young no other compensation has been paid or accrued to any officer or director since the incorporation of Progressive Training, Inc. in December 2006. During the year ended May 31, 2009, Mr. Buddy Young received non-cash compensation (representing the estimated value of services contributed to the Company of $41,600).

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of our outstanding common stock by each person beneficially owning more than 5% of the shares, by each of our directors and officers, and by all of our directors and officers as a group. The table shows the number and percentage of shares held by each person as of May 31, 2009. The address of each person listed in the table is 17337 Ventura Boulevard, Suite 208, Encino, California 91316.

                                               NUMBER OF            PERCENTAGE
NAME AND ADDRESS                             SHARES OWNED         OF CLASS OWNED
----------------                             ------------         --------------

Young Family Trust (1)                         4,005,716               75.87%
David Leedy (2)                                   10,000                0.19%
Mel Powell (3)                                    10,000                0.19%
Dennis Spiegelman (3)                             10,000                0.19%

All officers and directors as a group
     (4 persons)                               4,035,716               76.43%
---------------
(1) All of the shares beneficially owned by the Young Family Trust are also beneficially owned by Buddy Young and Rebecca Young, who, as co-trustees of the Trust, share voting and investment power over the shares. Buddy Young is a director and executive officer of Progressive Training and the Chief Executive Officer of the Company.
(2)      Director, and Secretary
(3)      Director


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through December 31, 2008, the Company had a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) which provided a monthly fee for administrative and sales consultation. The fee was allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the years ended May 31, 2009 and 2008. Total expense was $29,120 and $100,370 for the years ended May 31, 2009 and 2008, respectively.

We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2010. The note is secured by all our right, title and interest in and to our video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2010. As of May 31, 2009, the Company has borrowed $16,262 from Mr. Young. On March 16, 2009, the Company entered into an agreement to issue 3.0 million shares of restricted common stock of the Company to Mr. Young, in exchange for a total of $180,000 of debt due to the Company's President.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-K and 10-Qs respectively, and for other services normally provided in connection with statutory filings were $30,059 and $38,843, respectively, in the years ended May 31, 2009 and May 31, 2008.

TAX FEES

The aggregate fees billed by our auditors for tax compliance matters were $1,565 and $1,495 in the fiscal years ended May 31, 2009 and May 31, 2008, respectively.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the years ended May 31, 2009 and May 31, 2008.

ITEM 15.  EXHIBITS

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

NAME     TITLE               DATE


 /S/ BUDDY YOUNG             President, Chief Executive          August 31, 2009
------------------------
Buddy Young                  Officer, Chief Financial
                             Officer and Director (Principal
                             Executive, Financial and
                             Accounting Officer)

 /S/ DAVID LEEDY             Director                            August 31, 2009
------------------------
David Leedy

 /S/ MEL POWELL              Director                            August 31, 2009
------------------------
Mel Powell


 /S/ DENNIS SPIEGELMAN       Director                            August 31, 2009
------------------------
Dennis Spiegelman