Form 10-Q
period 2009-08-31
PROGRESSIVE TRAINING, INC.
filed 2009-10-15
CIK 1402945

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2009


[ ] Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ________

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

                       17337 Ventura Boulevard, Suite 305
                            Encino, California 91316
                    Issuer's Telephone Number: (818) 784-0040
            (Address and phone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [_]                          Accelerated filer [_]

   Non-accelerated filer [_] (Do not check if smaller reporting company)

   Smaller reporting company [_]

Check whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

         As of August 31, 2009 the issuer had of 2,280,000 shares of common stock outstanding.



         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                            -------------------------
                                  ON FORM 10-Q
                                  ------------


PART I      FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.     Financial Statements.............................................. 3
            Condensed Balance Sheets
                August 31, 2009 (Unaudited) and May 31, 2009.................. 4
            Condensed Statements of Operations and Accumulated Deficit
                For the Three Months Ended
                August 31, 2009 and 2008 (Unaudited).......................... 5
            Condensed Statements of Shareholders' Deficit
                For the Three Months Ended August 31, 2009 (Unaudited)........ 6
            Condensed Statements of Cash Flows
                For the Three Months Ended
                August 31, 2009 and 2008 (Unaudited).......................... 7
            Condensed Notes to Financial Statements (Unaudited)............... 8

Item 2.     Management's Discussion and Analysis or Plan of Operation........ 11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        15

Item 4T.    Controls and Procedures.......................................... 16

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings................................................ 18

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds...... 18

Item 3.     Defaults upon Senior Securities.................................. 18

Item 4.     Submission of Matters to a Vote of Security Holders.............. 18

Item 5.     Other Information................................................ 18

Item 6.     Exhibits ........................................................ 18

Signatures................................................................... 19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

PROGRESSIVE TRAINING, INC.

CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                     August 31,
                                                        2009          May 31,
                                                     (Unaudited)       2009
                                                     -----------    -----------
ASSETS

Cash..............................................   $     1,527    $    2,318

Accounts receivable, net of allowance
  for doubtful accounts of $4,000.................         4,220         5,424

Property and equipment, Net of accumulated
  depreciation of $11,709                                     --            --

Prepaid expenses and other assets ................         1,850         1,946
                                                     -----------    ----------

TOTAL ASSETS .....................................   $     7,597    $    9,688
                                                     ===========    ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit ...................................   $    39,338    $   38,726
Accounts payable and accrued expenses.............        47,565        57,582
Accrued interest due to shareholder...............         7,378         6,848
Note payable due to shareholder ..................        34,040        16,262
                                                     -----------    ----------

Total liabilities ................................       128,321       119,418
                                                     -----------    ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.0001;
    100,000,000 shares authorized; 5,280,000
    shares issued and outstanding, ...............           528           528
Additional paid-in capital .......................     1,567,123     1,556,723
Accumulated deficit ..............................    (1,688,375)   (1,666,981)
                                                     -----------    ----------
Total shareholders' deficit ......................      (120,724)     (109,730)
                                                     -----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ......   $     7,597    $    9,688
                                                     ===========    ==========

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008(UNAUDITED)
--------------------------------------------------------------------------------

                                            2009         2008

                                          ---------    ---------

           REVENUES ...................   $  31,873    $  46,965

           COST OF REVENUES ...........       7,709        4,107
                                          ---------    ---------

           GROSS PROFIT ...............      24,164       42,858
                                          ---------    ---------

           EXPENSES:
           Selling and marketing ......       3,877       19,484
           General and administrative .      39,817       66,806
           Research and development ...          --           36
           Interest expense ...........       1,064        4,443
                                          ---------    ---------
           Total expenses .............      44,758       90,769
                                          ---------    ---------

           INCOME(LOSS) BEFORE INCOME
               TAXES ..................     (20,594)     (47,911)

           INCOME TAXES ...............         800          800
                                          ---------    ---------

           NET INCOME (LOSS)...........   $ (21,394)   $ (48,711)
                                          =========    =========

           BASIC AND DILUTED INCOME
              (LOSS)PER SHARE .........   $   (0.00)   $   (0.02)
                                          =========    =========

           WEIGHTED AVERAGE SHARES
              OUTSTANDING .............   5,280,000    2,280,000
                                          =========    =========


           See accompanying notes to financial statements.


PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 (UNAUDITED)
-----------------------------------------------------------------------------------------------------
                                    COMMON STOCK           ADDITIONAL
                              -------------------------      PAID-IN      SHAREHOLDER
                                 SHARES        AMOUNT        CAPITAL       (DEFICIT)        TOTAL
                              -----------   -----------    -----------    -----------    -----------
BALANCE, MAY 31, 2009   ...     5,280,000   $       528    $ 1,556,723    $(1,666,981)   $  (109,730)

CONTRIBUTED CAPITAL .......            --            --         10,400             --         10,400

NET LOSS ..................            --            --             --        (21,394)       (21,394)
                              -----------   -----------    -----------    -----------    -----------

BALANCE, AUGUST 31, 2009        5,280,000   $       528    $ 1,567,123    $(1,688,375)   $  (120,724)
                              ===========   ===========    ===========    ===========    ===========

See accompanying notes to financial statements.


PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008 (UNAUDITED)
-------------------------------------------------------------------------------
                                                           2009         2008
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $ (21,394)   $ (48,711)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Contribution of capital for services...........       10,400       10,400
        Changes in operating assets and liabilities:
         Accounts receivable .......................        1,204      (10,671)
        Prepaid Expenses                                       96           --
         Accounts payable and accrued expenses .....       (9,487)      10,967
                                                        ---------     ---------
Net cash used by operating activities ..............      (19,181)     (38,015)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) from (to) shareholder ..       17,778       37,674
Net borrowings (repayments) on line of credit ......          612           50
                                                        ---------    ---------
Net cash provided by financing activities...........       18,390       37,724
                                                        ---------    ---------
NET DECREASE IN CASH ...............................        (791)         (291)

CASH, BEGINNING OF PERIOD ..........................        2,318        1,610
                                                        ---------    ---------
CASH, END OF PERIOD.................................    $   1,527    $   1,319
                                                        =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .............................    $     535    $     698
Cash paid for income taxes .........................    $      --    $      --


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

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the three months ended August 31, 2009 and 2008 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K for the fiscal year ended May 31, 2009.

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

SIGNIFICANT CUSTOMERS
During the three months ended August 31, 2009 the Company had two customers that accounted for 36% and 11%% of the Company's revenues. During the three months ended August 31, 2008, the Company had one customer that accounted for 36% of the Company's revenues. The Company had two customers whose accounts receivable were 12% and 21% of gross accounts receivable as of August 31, 2009. Foreign sales (primarily royalty income from Canada) amounted to $8,799 and $23,729 for the three months ended August 31, 2009 and 2008, respectively.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At August 31, 2009 and 2008, the Company had no potentially dilutive shares.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for its period ending August 31, 2009. There was no impact on the Company's financial statements.

In April 2009,  the FASB issued FSP FAS 107-1 and  Accounting  Principles  Board
(APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has no financial instruments that would qualify for such disclosure as of August 31, 2009.

Effective January 1, 2009, the Company adopted Financial Accounting Standard Board's (FASB) Statement No. 160 (FAS 160), Noncontrolling Interests in Consolidated Financial Statement-an Amendment of ARB No. 51. FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 160 requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. The adoption of FAS 160 did not have a material impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of its financial statements. The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets ("SFAS 166"). Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets.

SFAS 166 will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not anticipate the adoption of SFAS 166 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. SFAS 167 will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"). SFAS 168 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accounts
("AICPA"),   Emerging  Issues  Task  Force  ("EITF"),   and  related  accounting
literature. SFAS 168 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company does not expect the adoption of the Codification to have an impact on its financial position or results of operations.

3. LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (5.48% at August 31, 2009). The line is callable upon demand.

4. COMMITMENTS AND CONTINGENCIES

The Company has agreements with companies to pay a royalty on sales of certain videos (co produced with these companies). The royalty is based on a specified formula, which averages approximately 35% of net amounts collected.

The Company leased its operating facility for $2,500 per month in Encino, California under an operating lease which expired on August 31, 2009. The Company relocated to a smaller space and is renting the space for $900 per month on a month-to-month basis. Rent expense was $7,500 and $7,209 for the three months ended August 31, 2009 and 2008 respectively.

5. RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) for administrative and sales consultation through November 2008. The fee was allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the three months ended August 31 2008. Total expense was $-0- and $25,200 for the three months ended August 31, 2009 and 2008, respectively.

The Company has an agreement with its President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2010. The note is secured by all right, title and interest in and to the Company's video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2010. On March 16, 2009, the Company issued 3,000,000 shares of its common stock to its President in payment of $180,000 on this note. As of August 31, 2009, the balance on the note and related accrued interest was $34,040 and $7,378, respectively.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
 ------------------------------------------------------------------

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

The second critical accounting policy relates to production costs. The Company periodically incurs costs to produce new management training videos and to enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. No such costs were incurred in the periods ended August 31, 2009 or 2008.

RESULTS OF OPERATIONS

GENERAL


Our principal customers are companies having 100 or more employees with an established training department. In many cases, training departments are part of and supervised by the company's human resource department.

We face competition from numerous other providers of training videos. We believe many of these competitors are larger and better capitalized than the Company. Additionally, if the Company is to grow its business by financing and producing additional training videos, it will require additional capital. Further, as reflected in our financial statements, our revenues have been severely impacted by the current general economic condition. Corporations tend to reduce their training budgets during an economic slowdown.

To date our cash flows from operations have been minimal. Other than from operations and our line of credit, our only source of capital is an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2010. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2010. On March 16, 2009, the Company entered into an agreement to issue 3.0 million shares of restricted common stock of the Company in exchange for a total of $180,000 of debt due to the Company's President. As a result, the Company owes Mr. Young $34,040 as of August 31, 2009.

We anticipate that the cash flow from operations, together with the available funds under the above referenced agreement with our president will be sufficient to fulfill our capital requirements through fiscal year 2010.

Our efforts during the next 12 months will mainly be focused on, increasing revenue by (a) seeking to retain additional free lance commissioned sales representatives, (b) improve the functionality of our website by adding features such as providing customers the ability to preview videos online, and by enhancing the website's search capabilities and user interface, and (c) by allocating a portion of available cash flow for the production of new training videos. Further, in all probability, we will attempt to raise additional funds through the sale of equity, which may have a substantial dilutive effect on the holdings of existing shareholders.

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

SELECT FINANCIAL INFORMATION
                                         For the Three Months Ended
                                          08/31/09         08/31/08
                                         (Unaudited)     (Unaudited)
                                         -----------     -----------
Statement of Operations Data
Total revenue                            $   31,873      $   46,965
Net loss                                 $  (21,394)     $  (48,711)
Net loss per share                       $    (0.00)     $    (0.02)

Balance Sheet Data
Total assets                             $    7,597      $   35,842
Total liabilities                        $  128,321      $  265,979
Stockholder's deficit                    $ (120,724)     $ (230,137)




Three-Month Period Ended August 31, 2009 Compared to Three-Month Period Ended August 31, 2008

Revenues


Our revenues for the three month period ended August 31, 2009 were $31,873. Revenues for the prior three month period ended August 31, 2008, were $46,965. This represents a decrease of $15,092. This substantial decrease is mainly the result of the following factors:(a) the slowdown in the general economy which has a direct impact on corporate training budgets, (b) the aging of the videos produced by us and the fact that we have not introduced any new videos into the marketplace during fiscal years 2009 and 2008, and (c) the loss of the full time services of two of our sales personnel.

Domestic product sales and rentals, royalties resulting from the closed circuit telecast of our videos, and royalties derived from international sales made up 100% of the total revenue in the three-month periods ended August 31, 2009 and 2008. Sales of videos produced by other companies accounted for approximately 70% of revenues in the three-month period ended August 31, 2009 and approximately 54% in the same period in 2008. As a result of our limited financial resources which prevent us from financing and producing many new videos, we expect that the sale of videos produced by others will continue to represent approximately 60 to 75% of revenues.


Costs and Expenses

Our cost of goods sold during the three month period ended August 31, 2009, increased to $7,709 from $4,107 during the three months ended August 31, 2008. This represents an increase of $3,602. The cost of goods sold as a percent of sales increased by approximately 15% (9% in 2008 to 24% in 2009). This increase is a direct result of the sales mix during the quarter ended August 31, 2009 shifting to lower gross profit items (i.e., videos produced by other companies).

Approximately 70% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, we anticipate that excluding production costs, the cost of goods sold as a percentage of revenues will be approximately within the 15 to 35 percent range.

Total operating expenses decreased to $44,758 during the three months ended August 31, 2009 from $90,769 in the three month period ended August 31, 2008. This represents a decrease of $46,011.

Selling and marketing expenses decreased to $3,877 during the three months ended August 31, 2009 from $19,484 during the three months ended August 31, 2008. This represents a decrease of $15,607. Our selling and marketing costs are substantially related to the introduction of new videos produced by us. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, advertising space in trade publications, and commissions on sales.

General and administrative expenses decreased to $39,817 during the three months ended August 31, 2009 from $66,806 during the three months ended August 31, 2008. This represents a decrease of $26,989. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent. We anticipate that our general and administrative expenses will remain at this level until we generate additional revenues to support an increase in our infrastructure.

The Company incurred no significant research and development expenses in either period. This was due to the fact that we did not research any new training products during these periods due to negative cash flows in 2009 and 2008.


Interest expense decreased to $1,064 during the three months ended August 31, 2009 from $4,443 during the three months ended August 31, 2008. This represents a decrease of $3,379. This decrease is primarily due to the Company entering into an agreement in March 2009, to issue 3.0 million shares of restricted common stock of the Company in exchange for a total of $180,000 of debt due to the Company's President. As a result, the Company owes Mr. Young $34,040 as of August 31, 2009, pursuant to an agreement to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2010. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2010.

Our net loss decreased to $21,394 during the three months ended August 31, 2009 from $48,711 during the three months ended August 31, 2008. This is a decrease of $27,317. The primary cause of this decrease is due to the decrease in sales which was partially offset by the increase in cost of sales as a percentage due to the change in the sales mixture, along with a general decrease in the remaining operating expenses.


PLAN OF OPERATION

We will continue to devote our very limited resources to marketing and distributing workforce training videos and related training materials, through our website. At this time these efforts are focused on the sale of videos produced by third parties. Approximately 70% of our revenue is derived from these sales. Additionally, we will continue to market videos produced by us, Among these are "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences," "What It Really Takes To Be A World Class Company," "How Do You Put A Giraffe In The refrigerator?." If cash flow permits we will spend some of our resources on the production and marketing of additional training videos produced by us. The amount of funds available for these expenditures will be determined by cash flow from operations, as well as, our ability to raise capital through an equity offering or further borrowing from our President, and other traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

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

We currently have no full time employees. We do have two part time consultants who assist with the administration functions. We mainly utilize outside services to handle our accounting and other administrative requirements, and commissioned sales personnel to handle the selling and marketing of our videos. Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors works on a part-time basis. During the quarter ended August 31, 2009, Mr. Young contributed non-cash compensation (representing the estimated value of services contributed to the Company) of $10,400.

Liquidity and Capital Resources

Our working capital deficit decreased to $79,306 during the three months ended August 31, 2009 from $106,422 during the three months ended August 31, 2008. This is the result of a decrease in our accounts receivable that was offset by a decrease in our accounts payable.

Our cash flows used by operations were $19,181 during the three months ended August 31, 2009. This is the result of our net loss of $21,394 partially offset by a contribution of capital for services in the amount of $10,400 and a decrease in accounts payable and accrued expenses of $9,487.

Our cash flows used by operations were $38,015 during the three months ended August 31, 2008. This is the result of our net loss of $48,711 partially offset by a contribution of capital for services in the amount of $10,400, and an increase in accounts receivable in the amount of $10,671 that was partially offset by an increase in accounts payable and accrued expenses of $10,967.

During 2009 and 2008 we did not use any cash for investing activities.

Our cash flows provided by financing activities were $18,390 during the three months ended August 31, 2009. During the three months ended August 31, 2009 we borrowed an additional $17,778, from our shareholder and an additional $612 on our line of credit.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2009 (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of Buddy Young, who serves as both our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Young concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our annual report on Form 10-K, for our year ended May 31, 2009, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2009 accurately present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial  Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 1.       LEGAL PROCEEDINGS  None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS  None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES  None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              During the quarter ended August 31, 2009, no matters were submitted to the Company's security holders.

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

                                                PROGRESSIVE TRAINING, INC.
                                                (Registrant)


Dated: October 15, 2009                         /s/ Buddy Young
                                                --------------------------------
                                                Buddy Young, President and Chief
                                                Executive Officer