Form 10-Q
period 2009-11-30
PROGRESSIVE TRAINING, INC.
filed 2010-01-12
CIK 1402945

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2009

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

As of November 30, 2009 the issuer had of 5,280,000 shares of common stock outstanding.

Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Balance Sheets, November 30, 2009(Unaudited)
   and May 31, 2009 ...........................................................4

Condensed Statements of Operations (Unaudited)
    for the Three and Six Months Ended November 30, 2009 and 2008 .............5

Condensed Statement of Shareholders Deficit(Unaudited)
    for the Six Months Ended November 30, 2009 ................................6

Condensed Statements of Cash Flows (Unaudited)
    for the Six Months Ended November 30, 2009 and 2008 .......................7

Notes to Condensed Financial Statements(Unaudited)
    for the Six Months Ended November 30, 2009 and 2008 .......................8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation.........................................................10

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

Signatures....................................................................17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

PROGRESSIVE TRAINING, INC.

CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                    November 30,
                                                        2009           May 31,
                                                    (Unaudited)         2009
                                                    -----------     -----------
ASSETS

Cash ...........................................    $     4,495     $     2,318

Accounts receivable, net of allowance
  for doubtful accounts of $4,000 ..............          2,649           5,424

Property and equipment, Net of accumulated
  depreciation of $11,709 ......................           --              --

Prepaid expenses and other assets ..............            900           1,946
                                                    -----------     -----------

TOTAL ASSETS ...................................    $     8,044     $     9,688
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit .................................    $    39,338     $    38,726
Accounts payable and accrued expenses ..........         45,999          57,582
Accrued interest due to shareholder ............          8,256           6,848
Note payable due to shareholder ................         52,217          16,262
                                                    -----------     -----------

Total liabilities ..............................        145,810         119,418
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.0001;
    100,000,000 shares authorized; 5,280,000
    shares issued and outstanding, .............            528             528
Additional paid-in capital .....................      1,577,523       1,556,723
Accumulated deficit ............................     (1,715,817)     (1,666,981)
                                                    -----------     -----------
Total shareholders' deficit ....................       (137,766)       (109,730)
                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ....    $     8,044     $     9,688
                                                    ===========     ===========

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008 (UNAUDITED)
--------------------------------------------------------------------------------

                                       THREE MONTHS                  SIX MONTHS
                               --------------------------    --------------------------
                                   2009           2008           2009           2008
                               -----------    -----------    -----------    -----------
REVENUES ...................   $    14,705    $    31,733    $    46,578    $    78,698

COST OF REVENUES ...........           675          6,658          8,384         10,765
                               -----------    -----------    -----------    -----------

GROSS PROFIT ...............        14,030         25,075         38,194         67,933
                               -----------    -----------    -----------    -----------

EXPENSES:
Selling and marketing ......         2,272          8,391          6,148         27,875
General and administrative .        37,724         46,409         77,542        113,215
Research and development ...          --             --             --               36
Interest expense ...........         1,476          4,866          2,540          9,309
                               -----------    -----------    -----------    -----------
Total expenses .............        41,472         59,666         86,230        150,435
                               -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES ...       (27,442)       (34,591)       (48,036)       (82,502)

INCOME TAXES ...............          --             --              800            800
                               -----------    -----------    -----------    -----------

NET LOSS ...................   $   (27,442)   $   (34,591)   $   (48,836)   $   (83,302)
                               ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS
   PER SHARE ...............   $     (0.01)   $     (0.02)   $     (0.01)   $     (0.04)
                               ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING .............     5,280,000      2,280,000      5,280,000      2,280,000
                               ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 (UNAUDITED)
------------------------------------------------------------------------------------------------------

                                        COMMON STOCK         ADDITIONAL
                                 -------------------------     PAID-IN      SHAREHOLDER
                                    SHARES        AMOUNT       CAPITAL       (DEFICIT)        TOTAL
                                 -----------   -----------   -----------    -----------    -----------
BALANCE, MAY 31, 2009              5,280,000   $       528   $ 1,556,723    $(1,666,981)   $  (109,730)

CONTRIBUTED CAPITAL ......              --            --          20,800           --           20,800

NET LOSS .................              --            --            --          (48,836)       (48,836)
                                 -----------   -----------   -----------    -----------    -----------

BALANCE, NOVEMBER 30, 2009         5,280,000   $       528   $ 1,577,523    $(1,715,817)   $  (137,766)
                                 ===========   ===========   ===========    ===========    ===========

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008 (UNAUDITED)
-------------------------------------------------------------------------------

                                                             2009          2008
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................   $(48,836)   $(83,302)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Contribution of capital for services ..............     20,800      20,800
        Changes in operating assets and liabilities:
         Accounts receivable ...........................      2,775       7,470
         Prepaid Expenses ..............................      1,046        --
         Accounts payable and accrued expenses .........    (10,175)    (18,548)
                                                           --------    --------
Net cash used by operating activities ..................    (34,390)    (73,580)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) from (to) shareholder .. ...     35,955      77,592
Net borrowings (repayments) on line of credit ..........        612        --
                                                           --------    --------
Net cash provided by financing activities ..............     36,567      77,592
                                                           --------    --------
NET DECREASE IN CASH ...................................      2,177       4,012

CASH, BEGINNING OF PERIOD ..............................      2,318       1,610
                                                           --------    --------
CASH, END OF PERIOD ....................................   $  4,495    $  5,622
                                                           ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .................................   $  1,127    $  1,389
Cash paid for income taxes .............................   $   --      $   --


                 See accompanying notes to financial statements

PROGRESSIVE TRAINING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the six months ended November 30, 2009 and 2008 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K for the fiscal year ended May 31, 2009.

The Company has evaluated subsequent events through January 11, 2010, the date these condensed financial statements were issued.

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

SIGNIFICANT CUSTOMERS

During the six months ended November 30, 2009 the Company had two customers that accounted for 25% and 15%% of the Company's revenues. During the six months ended November 30, 2008, the Company had one customer that accounted for 33% of the Company's revenues. Foreign sales (primarily royalty income from Canada) amounted to $15,228 and $38,242 for the six months ended November 30, 2009 and 2008, respectively.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At November 30, 2009 and 2008, the Company had no potentially dilutive shares.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board ("FASB") issued ASC Statement No. 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASC 105"). ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. The Company adopted ASC 105 for the financial statements ended November 30, 2009. The adoption of ASC 105 did not have an impact on the Company's financial position or results of operations.

Additionally, there are no recently issued accounting standards with pending adoptions that the Company's management currently anticipates will have any material impact upon its financial statements.

3. LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (total interest rate was 5.47% at November 30, 2009). The line is callable upon demand.

4. COMMITMENTS AND CONTINGENCIES

The Company has agreements with companies to pay a royalty on sales of certain videos (co produced with these companies). The royalty is based on a specified formula, which averages approximately 35% of net amounts collected.

The Company leased its operating facility for $2,500 per month in Encino, California under an operating lease which expired on August 31, 2009. The Company relocated to a smaller space and is renting the space for $900 per month on a month-to-month basis. Rent expense was $10,200 and $14,709 for the six months ended November 30, 2009 and 2008 respectively.

5. RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) for administrative and sales consultation through November 2008. The fee was allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the six months ended November 30, 2008. Total expense was $-0-and $29,120 for the six months ended November 30, 2009 and 2008, respectively.

The Company has an agreement with its President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2010. The note is secured by all right, title and interest in and to the Company's video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2010. On March 16, 2009, the Company issued 3,000,000 shares of its common stock to its President in payment of $180,000 on this note. As of November 30, 2009, the balance on the note and related accrued interest was $52,217 and $8,256, respectively.

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

The second critical accounting policy relates to production costs. The Company periodically incurs costs to produce new management training videos and to enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. No such costs were incurred in the periods ended November 30, 2009 or 2008.

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

To date our cash flows from operations have been minimal. Other than from operations and our line of credit, our only source of capital is an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2010. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2010. On March 16, 2009, the Company entered into an agreement to issue 3.0 million shares of restricted common stock of the Company in exchange for a total of $180,000 of debt due to the Company's President. As a result, the Company owes Mr. Young $52,217 as of November 30, 2009.

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


SELECT FINANCIAL INFORMATION
                                                    For the Three Months Ended
                                                  ------------------------------
                                                   11/30/09           11/30/08
                                                  (Unaudited)       (Unaudited)
                                                  ----------         ----------

Statement of Operations Data
Total revenue ............................        $   14,705         $   31,733
Net loss .................................        $  (27,442)        $  (34,591)
Net loss per share .......................        $    (0.01)        $    (0.02)

Balance Sheet Data
Total assets .............................        $    8,044         $   22,004
Total liabilities ........................        $  145,810         $  276,332
Stockholder's deficit ....................        $ (137,766)        $ (254,328)


THREE-MONTH PERIOD ENDED NOVEMBER 30, 2009 COMPARED TO THREE-MONTH PERIOD ENDED NOVEMBER 30, 2008

REVENUES

Our revenues for the three month period ended November 30, 2009 were $14,705. Revenues for the prior three month period ended November 30, 2008, were $31,733. This represents a decrease of $17,028. This substantial decrease is mainly the result of the following factors:(a) the slowdown in the general economy which has a direct impact on corporate training budgets, (b) the aging of the videos produced by us and the fact that we have not introduced any new videos into the marketplace during fiscal years 2009 and 2008, and (c) the loss of the full time services of two of our sales personnel.

Domestic product sales and rentals, royalties resulting from the closed circuit telecast of our videos, and royalties derived from international sales made up 100% of the total revenue in the three-month periods ended November 30, 2009 and 2008. Sales of videos produced by other companies accounted for approximately 46% of revenues in the three-month period ended November 30, 2009 and approximately 34% in the same period in 2008. As a result of our limited financial resources which prevent us from financing and producing many new videos, we expect that the sale of videos produced by others will continue to represent approximately 30 to 75% of revenues.

COSTS AND EXPENSES

Our cost of goods sold during the three month period ended November 30, 2009, decreased to $675 from $6,658 during the three months ended November 30, 2008. This represents a decrease of $5,983. The cost of goods sold as a percent of sales decreased by approximately 16% (21% in 2008 to 5% in 2009). This decrease in cost of goods sold is a direct result of our decreased product sales which hold the greatest cost of goods sold value along with the increase in our sales of royalties which hold little or no cost of goods sold during the three months ended November 30, 2009.

A portion of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, we anticipate that excluding production costs, the cost of goods sold as a percentage of revenues will be approximately within the 15 to 35 percent range.

Total operating expenses decreased to $41,472 during the three months ended November 30, 2009 from $59,666 in the three month period ended November 30, 2008. This represents a decrease of $18,194.

Selling and marketing expenses decreased to $2,272 during the three months ended November 30, 2009 from $8,391 during the three months ended November 30, 2008. This represents a decrease of $6,119, which is primarily due to decreased promotion costs of our existing library due to overall lower sales projections. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, advertising space in trade publications, and commissions on sales.

General and administrative expenses decreased to $37,724 during the three months ended November 30, 2009 from $46,409 during the three months ended November 30, 2008. This represents a decrease of $8,685, which is primarily due to the decreased use of consultants in 2009. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent. We anticipate that our general and administrative expenses will remain at this level until we generate additional revenues to support an increase in our infrastructure.

The Company incurred no significant research and development expenses in either period. This was due to the fact that we did not research any new training products during these periods due to negative cash flows in 2009 and 2008.

Interest expense decreased to $1,476 during the three months ended November 30, 2009 from $4,866 during the three months ended November 30, 2008. This represents a decrease of $3,390. This decrease is primarily due to the Company entering into an agreement in March 2009, to issue 3.0 million shares of restricted common stock of the Company in exchange for a total of $180,000 of debt due to the Company's President. As a result, the Company owes Mr. Young $52,217 as of November 30, 2009, pursuant to an agreement to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2010. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2010.

Our net loss decreased to $27,442 during the three months ended November 30, 2009 from $34,591 during the three months ended November 30, 2008. This is a decrease of $7,149. The primary cause of this decrease is due to the decrease in sales which was partially offset by the increase in cost of sales as a percentage due to the change in the sales mixture, along with a general decrease in the remaining operating expenses.

                                                    For the Six Months Ended
                                                 ------------------------------
                                                   11/30/09           11/30/08
                                                  (Unaudited)       (Unaudited)
                                                 -----------        -----------

Statement of Operations Data
Total revenue ............................       $    46,578        $    78,698
Net loss .................................       $   (48,836)       $   (83,302)
Net loss per share .......................       $     (0.01)       $     (0.04)

Balance Sheet Data
Total assets .............................       $     8,044        $    22,004
Total liabilities ........................       $   145,810        $   276,332
Stockholder's deficit ....................       $  (137,766)       $  (254,328)


SIX-MONTH PERIOD ENDED NOVEMBER 30, 2009 COMPARED TO SIX-MONTH PERIOD ENDED NOVEMBER 30, 2008

REVENUES

Our revenues for the six month period ended November 30, 2009 were $46,578. Revenues for the prior six month period ended November 30, 2008, were $78,698. This represents a decrease of $32,120. This substantial decrease is mainly the result of the following factors:(a) the slowdown in the general economy which has a direct impact on corporate training budgets, (b) the aging of the videos produced by us and the fact that we have not introduced any new videos into the marketplace during fiscal years 2009 and 2008, and (c) the loss of the full time services of two of our sales personnel.

Domestic product sales and rentals, royalties resulting from the closed circuit telecast of our videos, and royalties derived from international sales made up 100% of the total revenue in the six-month periods ended November 30, 2009 and 2008. Sales of videos produced by other companies accounted for approximately 46% of revenues in the six-month period ended November 30, 2009 and approximately 34% in the same period in 2008. As a result of our limited financial resources which prevent us from financing and producing many new videos, we expect that the sale of videos produced by others will continue to represent approximately 30 to 75% of revenues.

COSTS AND EXPENSES

Our cost of goods sold during the six month period ended November 30, 2009, decreased to $8,384 from $10,765 during the six months ended November 30, 2008. This represents a decrease of $2,381. The cost of goods sold as a percent of sales increased by approximately 4% (14% in 2008 to 18% in 2009). This decrease in cost of goods sold is a direct result of our decreased product sales which hold the greatest cost of goods sold value along with the increase in our sales of royalties which hold little or no cost of goods sold during the six months ended November 30, 2009.

A portion of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, we anticipate that excluding production costs, the cost of goods sold as a percentage of revenues will be approximately within the 15 to 35 percent range.

Total operating expenses decreased to $86,230 during the six months ended November 30, 2009 from $150,435 in the six month period ended November 30, 2008. This represents a decrease of $64,205.

Selling and marketing expenses decreased to $6,148 during the six months ended November 30, 2009 from $27,875 during the six months ended November 30, 2008. This represents a decrease of $21,727, which is primarily due to decreased promotion costs of our existing library due to overall lower sales projections. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, advertising space in trade publications, and commissions on sales.

General and administrative expenses decreased to $77,542 during the six months ended November 30, 2009 from $113,215 during the six months ended November 30, 2008. This represents a decrease of $35,673, which is primarily due to decreased professional fees and consultant fees in 2009. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent. We anticipate that our general and administrative expenses will remain at this level until we generate additional revenues to support an increase in our infrastructure.

The Company incurred no significant research and development expenses in either period. This was due to the fact that we did not research any new training products during these periods due to negative cash flows in 2009 and 2008.

Interest expense decreased to $2,540 during the six months ended November 30, 2009 from $9,309 during the six months ended November 30, 2008. This represents a decrease of $6,769. This decrease is primarily due to the Company entering into an agreement in March 2009, to issue 3.0 million shares of restricted common stock of the Company in exchange for a total of $180,000 of debt due to the Company's President. As a result, the Company owes Mr. Young $52,217 as of November 30, 2009, pursuant to an agreement to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2010. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2010.

Our net loss decreased to $48,836 during the six months ended November 30, 2009 from $83,302 during the six months ended November 30, 2008. This is a decrease of $34,466. The primary cause of this decrease is due to the decrease in sales which was partially offset by the increase in cost of sales as a percentage due to the change in the sales mixture, along with a general decrease in the remaining operating expenses.

PLAN OF OPERATION

We will continue to devote our very limited resources to marketing and distributing workforce training videos and related training materials, through our website. At this time these efforts are focused on the sale of videos produced by third parties. Approximately 62% of our revenue is derived from these sales. Additionally, we will continue to market videos produced by us, Among these are "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences," "What It Really Takes To Be A World Class Company," "How Do You Put A Giraffe In The refrigerator?." If cash flow permits we will spend some of our resources on the production and marketing of additional training videos produced by us. The amount of funds available for these expenditures will be determined by cash flow from operations, as well as, our ability to raise capital through an equity offering or further borrowing from our President, and other traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

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

We currently have no full time employees. We do have two part time consultants who assist with the administration functions. We mainly utilize outside services to handle our accounting and other administrative requirements, and commissioned sales personnel to handle the selling and marketing of our videos. Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors works on a part-time basis. During the quarter ended November 30, 2009, Mr. Young contributed non-cash compensation (representing the estimated value of services contributed to the Company) of $20,800.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit was $77,293 at November 30, 2009.

Our cash flows used by operations were $34,390 for the six months ended November 30, 2009. This is the result of our net loss of $48,836 along with cash used by accounts payable and accrued expenses in the amount of $10,175, offset by a decrease in accounts receivable in the amount of $2,775.

Our cash flows used by operations were $73,580 for the six months ended November 30, 2008. This is the result of our net loss of $83,302 along with cash used by accounts payable and accrued expenses in the amount of $18,548, offset by a decrease in accounts receivable in the amount of $7,470.

During the six months ended November 30, 2009 and 2008 we did not use any cash for investing activities.

Our cash flows provided by financing activities were $36,567 for the six months ended November 30, 2008. This is the result of borrowing from a shareholder in the amount of $35,955 and borrowings on our line of credit in the amount of $612.

Our cash flows provided by financing activities were $77,592 for the six months ended November 30, 2008. This is the result of borrowing from a shareholder.

We currently have no material commitments at this time to fund development of new videos or to acquire any significant capital equipment.

We are a company with a limited operating history and a history of net losses.

We had a cash balance of $4,495 on November 30, 2009. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2010. We owed our President a total of $52,217 in principal under the agreement as of November 30, 2009. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2010.

The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (total interest rate of 5.47% at November 30, 2009). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the Company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. The outstanding balance as of November 30, 2009, was $39,338.

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

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2009 (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of Buddy Young, who serves as both our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Young concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our annual report on Form 10-K, for our year ended May 31, 2009, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2009 accurately present our financial condition, results of operations and cash flows in all material respects.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1.  LEGAL PROCEEDINGS NONE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended November 30, 2009, no matters were submitted to the Company's security holders.

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

                                   PROGRESSIVE TRAINING, INC.
                                   (Registrant)

Dated: January 12, 2010            /S/ BUDDY YOUNG
                                  ----------------------------------
                                    Buddy Young, President and Chief
                                    Executive Officer