Form 10-Q
period 2010-02-28
PROGRESSIVE TRAINING, INC.
filed 2010-04-14
CIK 1402945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2010

☐	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 000-52684

PROGRESSIVE TRAINING, INC.
Name of Registrant as Specified in Its Charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17337 Ventura Boulevard, Suite 305
Encino, California    91316
Issuer's Telephone Number:  (818) 759-1876
(Address and phone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [_]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Check whether the issuer is a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☒

As of February 28, 2010 the issuer had of 5,280,000 shares of common stock outstanding.

Traditional Small Business Disclosure Format (check one)  Yes ☐   No ☒

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

PROGRESSIVE TRAINING, INC.
CONDENSED BALANCE SHEETS

	February 28, 2010
	(Unaudited)	May 31, 2009

ASSETS

Cash	$3,259	$2,318

Accounts receivable, net of allowance for doubtful accounts of $4,000	6,845	5,424

Property and equipment, net of accumulated Depreciation of $11,709	-	-

Prepaid expenses and other assets	900	1,946
TOTAL ASSETS	$11,004	$9,688

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES:
Line of credit	$39,338	$38,726
Accounts payable and accrued expenses	40,546	57,582
Accrued interest due to shareholder	9,354	6,848
Note payable due to shareholder	61,217	16,262

Total liabilities	150,455	119,418

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Common Stock, par value - $.0001; 100,000,000 Shares authorized; 5,280,000 shares issued And outstanding	528	528
Additional paid-in capital	1,587,923	1,556,723
Accumulated deficit	(1,727,902)	(1,666,981)

Total shareholders’ deficit	(139,451)	(109,730)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$11,004	$9,688

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009 (UNAUDITED)

	THREE MONTHS		NINE MONTHS
	2010	2009	2010	2009

REVENUES	$27,382	$22,418	$73,960	$101,116

COST OF REVENUES	1,505	6,462	9,889	17,227

GROSS PROFIT	25,877	15,956	64,071	83,889

EXPENSES:
Selling and marketing	4,643	888	10,791	28,763
General and administrative	31,633	45,199	109,175	158,418
Research and development	50	-	50	36
Interest expense	1,636	4,967	4,176	14,276
Total expenses	37,962	51,054	124,192	201,493

LOSS BEFORE INCOME TAXES	(12,085)	(35,098)	(60,121)	(117,604)

INCOME TAXES	-	-	800	800

NET LOSS	$(12,085)	$(35,098)	$(60,921)	$(118,404)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.02)	$(0.01)	$(0.05)

WEIGHTED AVERAGE SHARES	5,280,000	2,280,000	5,280,000	2,280,000

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 (UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN	SHAREHOLDER
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL
BALANCE, MAY 31, 2009	5,280,000	$528	$1,556,723	$(1,666,981)	$(109,730)

CONTRIBUTED CAPITAL	-	-	31,200	-	31,200

NET LOSS	-	-	-	(60,921)	$(60,921)

BALANCE, FEBRUARY 28, 2010	5,280,000	$528	$1,587,923	$(1,727,902)	$(139,451)

See accompanying notes to financial statements

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009 (UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,921)	$(118,404)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of capital for services	31,200	31,200
Changes in operating assets and liabilities:
Accounts receivable	(1,421)	14,902
Prepaid expenses	1,046	-
Accounts payable and accrued expenses	(14,530)	(24,153)
Net cash used by operating activities	(44,626)	(96,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) from (to) shareholder	44,955	96,238
Net borrowings (repayments) on line of credit	612	306
Net cash provided by financing activities	45,567	96,544

NET DECREASE IN CASH	941	89

CASH, BEGINNING OF PERIOD	2,318	1,610

CASH, END OF PERIOD	$3,259	$1,699

SUPPLEMENTAL DISCLOSUSRE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,670	$1,975
Cash paid for income taxes	$800	$800

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

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the nine months ended February 28, 2010 and 2009 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K for the fiscal year ended May 31, 2009.

The Company has evaluated subsequent events the date these condensed financial statements were issued.

RECLASSIFICATIONS

Certain 2009 amounts have been reclassified to conform to presentation in 2010.

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

SIGNIFICANT CUSTOMERS

During the nine months ended February 28, 2010 the Company had two customers that accounted for 21% and 16% of the Company's revenues. During the nine months ended February 28, 2009, the Company had one customer that accounted for 28% of the Company’s revenues.  Foreign sales (primarily royalty income from Canada) amounted to $28,699 and $44,530 for the nine months ended February 28, 2010 and 2009, respectively.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At February 28, 2010 and 2009, the Company had no potentially dilutive shares.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Statement No. 105,   the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 as of the financial statements ended November 30, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

Additionally, there are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

3. LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (total interest rate was 5.47% at February 28, 2010). The line is callable upon demand.

4. COMMITMENTS AND CONTINGENCIES

The Company has agreements with companies to pay a royalty on sales of certain videos (co produced with these companies). The royalty is based on a specified formula, which averages approximately 35% of net amounts collected.

The Company leased its operating facility for $2,500 per month in Encino, California under an operating lease which expired on August 31, 2009. The Company relocated to a smaller space and is renting the space for $900 per month on a month-to-month basis. Rent expense was $12,900 and $22,209 for the nine months ended February 28, 2010 and 2009, respectively.

5. RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) for administrative and sales consultation through November 2008. The fee was allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the nine months ended February 28, 2009. Total expense was $-0- and $29,120 for the nine months ended February 28, 2010 and 2009, respectively.

The Company has an agreement with its President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2010. The note is secured by all right, title and interest in and to the Company’s video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2010. On March 16, 2009, the Company issued 3,000,000 shares of its common stock to its President in payment of $180,000 on this note.  As of February 28, 2010, the balance on the note and related accrued interest was $61,217 and $9,354, respectively.

6. SUBSEQUENT EVENT

On March 24, 2010, the Company entered into a non-binding Letter of Intent, (“LOI”), with PharmCo, LLC, (“PharmCo”).  The LOI provides for a recapitalization of the Company with Pharmco surviving as the ongoing operating entity.  The LOI also provides for the acquisition of all the Company’s existing assets by the Young Family Trust (the “Trust) as administered by Buddy Young, the Company’s CEO and President, in consideration of the Trust’s assumption of all the Company’s existing liabilities, as defined. The Company anticipates finalizing and closing this transaction on or before June 15 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The second critical accounting policy relates to production costs. The Company periodically incurs costs to produce new management training videos and to enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. No such costs were incurred in the periods ended February 28, 2010 or 2009.

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

To date our cash flows from operations have been minimal. Other than from operations and our line of credit, our only source of capital is an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2010. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2010. On March 16, 2009, the Company entered into an agreement to issue 3.0 million shares of restricted common stock of the Company in exchange for a total of $180,000 of debt due to the Company’s President. As a result, the Company owes Mr. Young $61,217 as of February 28, 2010.

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

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009

SELECT FINANCIAL INFORMATION

	2009	2009
Statements of Operation Data:

Revenue	$27,382	$22,418
Cost of revenues	1,505	6,462
Gross profit	25,877	15,956
Total expenses	37,962	51,054
Net loss after taxes	$(12,085)	$(35,098)
Net loss per share	$(0.00)	$(0.02)

Balance Sheet Data:

Total assets	$11,004	$10,649
Total liabilities	$150,455	$289,679
Stockholders’ deficit	$(139,451)	$(279,030)

REVENUES

Our gross revenues for the three months ended February 28, 2010 were $34,579. Gross revenues for the three months ended February 28, 2009, were $23,629. This represents an increase of $10,950. This increase in revenues was the result of the increase in royalty income. Gross royalties earned from the sales of our product amounted to $13,471 or approximately 39% of the gross revenue during the three months ended February 28, 2010 and $6,288 during the three months ended February 28, 2009. Gross product revenues made up $21,108 or approximately 61% of the gross revenue during the three months ended February 28, 2010. Rental of videos were less than 1% of our sales. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Gross sales of videos produced by other companies accounted for approximately 54% of gross product revenues.

COST OF REVENUES

The cost of revenues during the three months ended February 28, 2010, was $1,505 as compared to $6,462 during the three months ended February 28, 2009. The cost of revenues, as a percent of sales was 6% during the three months ended February 28, 2010 and 29% during the three months ended February 28, 2009. This was primarily due to the larger proportion of royalty revenue for which there is no related cost. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will continue to generally be approximately within the 15 to 35 percent range.

During most periods approximately 40% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts.

EXPENSES

Selling and marketing expenses were $4,643 for the three months ended February 28, 2010 as compared to $888 for the three months ended February 28, 2009. This represents an increase of $3,755. Our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace and the product mix of our sales.

General and administrative expenses for the three months ended February 28, 2010 were $31,633 as compared to $45,201 for the three months ended February 28, 2009. This represents a decrease of $13,568. This is a result of a decrease in our accounting and professional services to $8,056 during the three months ended February 28, 2010 from $11,752 during the three months ended February 29, 2009.  During each of the three months ended February 28, 2010, and February 29, 2009 we recorded $10,400 of officer’s compensation, as additional paid in capital.

Research and development expenses were $50 and $-0-for the three months ended February 28, 2010, and 2009, respectively. We anticipate that we will incur minimal research and development costs as we evaluate and develop new training video products during the next fiscal period.

Interest expense totaled $1,636 for the three months ended February 28, 2010 and $4,967 for the three months ended February 28, 2009. Interest expense relates to our line of credit and borrowings from shareholder.  On February 28, 2010 our total term debt outstanding was $100,555 as compared to $215,608 on February 28, 2009.  This represents a decrease of $115,053. The major reason for the decrease is that on March 16, 2009, the Company entered into an agreement to issue 3.0 million shares of restricted common stock of the Company in exchange for a total of $180,000 of debt due to the Company’s President.

NET LOSS

As a result of the aforementioned, our net loss was $12,085 for the three months ended February 28, 2010 as compared to a net loss of $35,098 for the three months ended February 28, 2009.

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009

SELECT FINANCIAL INFORMATION

	2010	2009
Statements of Operation Data:

Revenue	$73,960	$101,116
Cost of revenues	9,889	17,227
Gross profit	64,071	83,889
Total expenses	124,192	202,293
Net loss after taxes	$(60,921)	$(118,404)
Net loss per share	$(0.01)	$(0.05)

Balance Sheet Data:

Total assets	$11,004	$10,649
Total liabilities	$150,455	$289,679
Stockholders’ deficit	$(139,451)	$(279,030)

REVENUES

Our gross revenues for the nine months ended February 28, 2010 were $92,678. Gross revenues for the nine months ended February 28, 2009 were $108,368. This represents a decrease of $15,960. This decrease in revenues was caused by three major factors: (1) general economic conditions have caused organizations to trim their expenditures for personnel training, (2) the aging of the training videos currently in our library, and (3) the increased use by organizations of internet based training. Gross product revenues made up$63,364 or approximately 68% of the gross revenue. Gross royalties earned from the sales of our product amounted to $28,669 or approximately 31% during the nine months ended February 28, 2010 and $44,530 during the nine months ended February 28, 2009. Rental of videos were less than 1% of our sales. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future.  Gross revenue from the sale of videos produced by other companies accounted for approximately 52% of gross product revenues.

COST OF REVENUES

The cost of revenues during the nine months ended February 28, 2010, was $9,889 as compared to $17,227 during the nine months ended February 28, 2009. The cost of revenues, as a percent of sales was 13% during the nine months ended February 28, 2010 and 17% during the nine months ended February 28, 2009. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will continue to generally be approximately within the 15 to 35 percent range.

During most periods approximately 50% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts.

EXPENSES

Selling and marketing expenses were $10,791 for the nine months ended February 28, 2010 as compared to $28,763 for the nine months ended February 28, 2009. This represents a decrease of $17,972. The primary reason for the decrease is due to reduced consulting expenses incurred to Howard Young (allocated equally between Selling and marketing expenses and General and Administrative expenses). In addition, we experienced a decrease in our commission expense to $2,969 during the nine months ended February 28, 2010 from $4,570 during the nine months ended February 28, 2009. Our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace and the product mix of our sales.

General and administrative expenses for the nine months ended February 28, 2010 were $109,175 as compared to $158,414 for the nine months ended February 28, 2009. This represents a decrease of $49,239. This decrease is mainly the result of a decrease in our professional and outside services in the amount of $13,619, to $30,617 during the nine months ended February 28, 2010 from $44,236 during the nine months ended February 28, 2009.  We also decreased our rent expense in the amount of $9,309 to $12,900 during the nine months ended February 28, 2010 from $22,209 during the nine months ended February 28, 2009 by moving to a smaller office space.

Research and development expenses were $50 and $36 for the nine months ended February 28, 2010, and 2009, respectively. We anticipate that we will incur minimal research and development costs as we evaluate and develop new training video products during the next fiscal period.

Interest expense totaled $4,176 for the nine months ended February 28, 2010 and $14,276 for the nine months ended February 28, 2009. This represents a decrease of $10,100. The major reason for the decrease is that on March 16, 2009, the Company entered into an agreement to issue 3.0 million shares of restricted common stock of the Company in exchange for a total of $180,000 of debt due to the Company’s President.  Interest expense relates to our line of credit and borrowings from our principal shareholder. On February 28, 2010 our total term debt outstanding was $100,555 as compared to $215,608 on February 28, 2009.

NET LOSS

As a result of the aforementioned, our net loss was $60,921 for the nine months ended February 28, 2010 and $118,404 for the nine months ended February 28, 2009.

PLAN OF OPERATION

We will continue to devote our very limited resources to marketing and distributing workforce training videos and related training materials, through our website. At this time these efforts are focused on the sale of videos produced by third parties. Approximately 52% of our revenue is derived from these revenues. Additionally, we will continue to market videos produced by us, Among these are "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences," "What It Really Takes To Be A World Class Company," "How Do You Put A Giraffe In The refrigerator?." If cash flow permits we will spend some of our resources on the production and marketing of additional training videos produced by us. The amount of funds available for these expenditures will be determined by cash flow from operations, as well as, our ability to raise capital through an equity offering or further borrowing from our President, and other traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

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

We currently have no full time employees. We do have two part time consultants who assist with the administration functions. We mainly utilize outside services to handle our accounting and other administrative requirements, and commissioned sales personnel to handle the selling and marketing of our videos. Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors works on a part-time basis. During the nine months February 28, 2010, Mr. Young contributed non-cash compensation (representing the estimated value of services contributed to the Company) of $31,200.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit was $68,880 at February 28, 2010.

Our cash flows used by operations were $44,626 during the nine months ended February 28, 2010. This is the result of our net loss in the amount of $60,921, along with the increase in accounts receivable of $1,421 offset by a reduction in our accounts payable of $14,530.

Our cash flows used by operations were $96,455 for the nine months ended February 28, 2009. This is the result of our net loss of $118,404 along with the reduction of accounts payable and accrued expenses in the amount of $24,153.  These were partially offset by the decrease in accounts receivable of $14,902.

During the nine months ended February 28, 2010 and February 28, 2009 we did not use any cash for investing activities.

Our cash flows provided by financing activities were $45,567 for the nine months ended February 28, 2010. This is the result of borrowing from a shareholder in the amount of $44,955 along with borrowing on our line of credit in the amount of $612.

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

We had a cash balance of $3,259 on February 28, 2010. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2010. We owed our President a total of $61,217 in principal under the agreement as of February 28, 2010. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2010.

The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (5.47% at February 28, 2010). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the Company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. The outstanding balance as of February 28, 2010, was $39,338.

If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through December 31, 2010. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

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

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2010 (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of Buddy Young, who serves as both our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Young concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our annual report on Form 10-K, for our year ended May 31, 2009, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 accurately present our financial condition, results of operations and cash flows in all material respects.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended February 28, 2010, no matters were submitted to the Company's security holders.

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

PROGRESSIVE TRAINING, INC.
(Registrant)

Dated: April 13, 2010	/s/ Buddy Young Buddy Young, President and Chief Executive Officer