Form 10-Q
period 2007-08-31
PROGRESSIVE TRAINING, INC.
filed 2010-08-11
CIK 1402945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 000-52684

PROGRESSIVE TRAINING, INC.
Name of Registrant as Specified in Its Charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17337 Ventura Boulevard, Suite 305
Encino, California    91316
Issuer's Telephone Number:  (818) 759-1876
(Address and phone number of principal executive offices)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [_]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the issuer is a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [  ] No [X ]

As of August 9, 2010 the issuer had of 2,280,000 shares of common stock outstanding.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)

CONDENSED BALANCE SHEETS

	August 31, 2007 (Unaudited)	May 31, 2007 (Audited)
ASSETS

Cash	$--	$12,058

Accounts receivable, net of allowance for doubtful accounts of $21,872 and $14,872, respectively	18,925	12,299

Property and equipment, net of accumulated depreciation of $11,709	--	--

Accounts receivable, related party	35,790	35,790

Prepaid expenses and other assets	6,656	2,365

TOTAL ASSETS	$61,371	$62,512

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Bank overdraft	$3,928	$--
Line of credit	35,878	35,000
Accounts payable and accrued expenses	74,238	81,020
Accrued interest due to shareholder	175	--
Note payable due to shareholder	10,500	--

Total liabilities	124,719	116,020

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.0001; 200,000,000 shares authorized; 2,280,000 shares issued and outstanding	228	228
Additional paid-in capital	1,334,312	1,323,912
Accumulated deficit	(1,397,888)	(1,377,648)

Total shareholders' deficit	(63,348)	(53,508)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$61,371	$62,512

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

REVENUES	$81,230	$95,218

COST OF REVENUES	15,357	15,508

GROSS PROFIT	65,873	79,710

EXPENSES:
Selling and marketing	31,659	42,789
General and administrative	51,537	62,560
Research and development	1,151	--
Interest expense	966	16,949
Total expenses	85,313	122,298

LOSS BEFORE INCOME TAXES	(19,440)	(42,588)

INCOME TAXES	800	800

NET LOSS	$(20,240)	$(43,388)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,280,000	1,750,000

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)

CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 (UNAUDITED)

	COMMON STOCK		COMMON STOCK	ADDITIONAL PAID-IN	SHAREHOLDER
	SHARES	AMOUNT	SUBSCRIBED	CAPITAL	(DEFICIT)	TOTAL

BALANCE, MAY 31, 2007	2,280,000	$228	$--	$1,323,912	$(1,377,648)	$(53,508)

CONTRIBUTED CAPITAL	--	--	--	10,400	--	10,400

NET LOSS	--	--	--	--	(20,240)	(20,240)

BALANCE, AUGUST 31, 2007	2,280,000	$228	$--	$1,334,312	$(1,397,888)	$(63,348)

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006 (UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,240)	$(43,388)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of capital for services	10,400	10,400
Amortization of debt discount	--	15,293
Allowance for doubtful accounts	7,000	--
Changes in operating assets and liabilities:
Accounts receivable	(13,626)	(13,440)
Other assets	(4,291)	(3,870)
Accounts payable and accrued expenses	(6,607)	18,230
Deferred revenue	--	(2,852)
Net cash used by operating activities	(27,364)	(19,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	3,928	5,218
Net borrowings (repayments) from (to) shareholder	10,500	--
Net borrowings (repayments) on line of credit	878	409
Net cash provided by financing activities	15,306	5,627

NET INCREASE IN CASH	(12,058)	(14,000)

CASH, BEGINNING OF YEAR	12,058	50,701

CASH, END OF YEAR	$--	$36,701

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$791	$594
Cash paid for income taxes	$--	$800

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

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the three months ended August 31, 2007 and 2006 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-SB (as amended) for the fiscal year ended May 31, 2007 which are included in this filing.

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

DISTRIBUTION AND SHIPPING COSTS

The Company’s policy is to classify distribution and shipping costs as part of selling and marketing expenses on the statement of operations.  The Company incurred distribution and shipping costs in the amounts of $2,011 and $2,843 for the three months ended August 31, 2007 and 2006, respectively.

SIGNIFICANT CUSTOMERS

During the three months ended August 31, 2007 the Company had one customer that accounted for 12% of the Company’s net sales. Two customers exceeded 10% of sales during the three months ended August 31, 2006, (12% and 11%). Foreign sales (primarily royalty income from Canada) amounted to $11,320 and $17,211 for the three ended August 31, 2007 and 2006, respectively.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At August 31, 2007, the Company had no potentially dilutive shares.

3. COMMITMENTS AND CONTINGENCIES

The Company has agreements with companies to pay a royalty on sales of certain videos (co produced with these companies). The royalty is based on a specified formula, which averages approximately 35% of net amounts collected.

The Company leases its operating facility for $2,364 per month in Encino, California under an operating lease which expires August 31, 2009. Rent expense was $7,228 and $4,590 for the three months ended August 31, 2007 and 2006 respectively.

4. RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) which provides a monthly fee of $8,400 for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the three months ended August 31, 2007. Total expense was $25,200 and $19,250 for the three months ended August 31, 2007 and 2006, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We face competition from numerous other providers of training videos. We believe many of these competitors are larger and better capitalized than the Company. Additionally, if the Company is to grow its business by financing and producing additional training videos, it will require additional capital. To date our cash flow from operations has been minimal. Other than from operations and our line of credit, our only source of capital is an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2008. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2008. As of August 31, 2007, the Company has borrowed $10,500 from Mr. Young. We expect that the cash flow from operations, together with the available funds under the above referenced agreement with our president will be sufficient to fulfill our capital requirements through fiscal 2008.

Our efforts during the next 12 months will mainly be focused on attempting to increase revenue by (a) seeking to retain additional free lance commissioned sales representatives, (b) improve the functionality of our website by adding features such as providing customers the ability to preview videos online, and by enhancing the website's search capabilities and user interface, and (c) by allocating a greater portion of available cash flow for both the emailing and direct mailing of marketing materials such as catalogues and notices of special discounts to our customers. Although the amount spent in these areas will vary depending on our cash flow, we anticipate spending during the next 12 months approximately $20,000 on maintaining and improving our website, and approximately $35,000 for the mailing of marketing materials as outlined above. During the year ended May 31, 2007 we spent approximately $22,000 for these purposes.  During the three months ended August 31, 2007 we spent approximately $2,100 for these purposes.

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

RESULTS OF OPERATIONS

GENERAL

Our core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. As discussed under Item 1. Business Development, above, the operations of this line of business was conducted from June 1, 2006 to December 2006 under Advanced Media Training, Inc. and subsequent thereto through May 31, 2007 under Progressive Training, Inc. The results of operations consist only of the workforce training video business. The core assets and liabilities of the business have been maintained at their historical book values in these financial statements. Certain assets and liabilities of Advanced Media Training, Inc. amounting to approximately $200,000 at December 2006 were transferred to Dematco at their historical book value and, accordingly, recorded as a contribution to capital on the books of the Company in December 2006. These consisted of cash of approximately $23,000, a convertible debenture issued by an affiliate of Dematco to Advanced Media Training, Inc. in fiscal 2006, loans due to officers and related accrued interest.

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

FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006

SELECT FINANCIAL INFORMATION

Statement of Operations Data	2007	2006
Revenue	$81,230	$95,218
Cost of revenues	$15,357	$15,508
Gross profit	$65,873	$79,710
Total expenses	$85,313	$122,298
Net loss after taxes	$20,240)	$(42,588)
Net loss per share	$(0.01)	$(0.02)

Balance Sheet Data
Total assets	$61,371	$80,576
Total liabilities	$124,719	$336,158
Stockholder's deficit	$(63,348)	$(255,582)

REVENUES

Our revenues for the three months ended August 31, 2007 were $81,230. Revenues for the three months ended August 31, 2006, were $95,218. This represents a decrease of $13,988. Product sales made up approximately 86% of the total revenue. Royalties earned from the sales of our product amounted to approximately $11,320 during the three months ended August 31, 2007 and $17,211 during the three months ended August 31, 2006. Rental of videos were less than 1% of our sales. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 60% of product sales.

COST OF REVENUES

The cost of revenues during the three months ended August 31, 2007, was $15,357 as compared to $15,508 during the three months ended August 31, 2006. The cost of revenues, as a percent of sales was 19% during the three months ended August 31, 2007 and 16% during the three months ended August 31, 2006. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will continue to generally be approximately within the 15 to 30 percent range.

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

EXPENSES

Selling and marketing expenses were $31,659 for the three months ended August 31, 2007 as compared to $42,789 for the three months ended August 31, 2006. This represents a decrease of $11,130. This decrease is the result of a decrease in our commission expense to $14,103 during the three months ended August 31, 2007 from $20,224 during the three months ended August 31, 2006. This decrease were partially offset by increases in our business promotion; $12,600 and $9,750; our distribution and shipping costs; $2,011 and $2,843; during the three months ended August 31, 2007 and 2006, respectively. Our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace.

General and administrative expenses for the three months ended August 31, 2007 were $51,537 as compared to $62,560 for the three months ended August 31, 2006. This represents a decrease of $11,023. This decrease is the result of a decrease in our professional and outside services in the amount of $25,529, to $13,716 during the three months ended August 31, 2007 from $39,245 during the three months ended August 31, 2006.  We also increased our allowance for doubtful accounts during the three months ended August 31, 2007 by $7,000 due to an analysis of accounts receivable.

Research and development expenses were $1,151 for the three months ended August 31, 2007.  We recorded no research and development expenses for the three months ended August 31, 2006. We anticipate that we will incur minimal research and development costs as we evaluate and develop new training video products during the next fiscal period.

Interest expense totaled $966 for the three months ended August 31, 2007 and $16,949 for the three months ended August 31, 2006. Interest expense relates to our line of credit, borrowings from shareholder and convertible note.  On August 31, 2007 our total term debt outstanding was $46,378 as compared to $187,687 on August 31, 2006.  This change is due to the convertible debenture being assumed by Dematco in connection with our Asset and Liability Agreement.

During December 2006, we issued 1,750,000 shares of our common stock in exchange for the assets and liabilities related to the production and distribution of workforce training videos from our former parent, Dematco, Inc. The net liabilities that remained with Dematco, Inc. totaled approximately $260,000 and accordingly, the Company recorded this amount against additional paid in capital in connection with the recapitalization.

NET LOSS

As a result of the aforementioned, our net loss was $20,240 for the three months ended August 31, 2007 and $43,338 for the three months ended August 31, 2006.

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

We currently have one full time employee who manages our marketing and sales efforts. Additionally we have two part time employees who assist with the administration functions. We mainly utilize outside services to handle our accounting and other administrative requirements, and commissioned sales personnel to handle the selling and marketing of our videos. During the next 12 months we anticipate hiring one or two additional full-time employees to assist in our sales and marketing requirements. In addition, Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, and L. Stephen Albright, our Vice President, Secretary and a Director, each work on a part-time basis. During the three months ended August 31, 2007, Mr. Young contributed non-cash compensation (representing the estimated value of services contributed to the Company) of $10,400.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit was $63,348 at August 31, 2007.

Our cash flows used by operations were $27,364 for the three months ended August 31, 2007. This is the result of our net loss of $20,240 along with cash used by accounts receivable in the amount of $13,626, an increase in prepaid expenses and other assets in the amount of $4,291 and the reduction of accounts payable and accrued expenses in the amount of $6,607.

Our used by operations were $19,627 during the three months ended August 31, 2006.  This is the result of a our net loss in the amount of $43,388, an increase in our accounts receivable during 2006 in the amount of $13,440 offset by the increase in accounts payable and accrued expenses in the amount of $18,230.

During the three months ended August 31, 2007 and 2006 we did not use any cash for investing activities.

Our cash flows provided by financing activities were $15,306 for the three months ended August 31, 2007. This is the result of borrowing from a shareholder in the amount of $10,500 along with borrowing on our line of credit in the amount of $878 and a bank overdraft in the amount of $3,928.

Our cash flows provided by financing activities were $5,627 for the three months ended August 31, 2006. This is the result of borrowing on our line of credit in the amount of $409 and a bank overdraft in the amount of $5,218.

We currently have no material commitments at this time to fund development of new videos or to acquire any significant capital equipment.

We are a company with a limited operating history and a history of net losses.

We had a cash balance of $0 on August 31, 2007. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2008. We owed our President a total of $10,500 in principal under the agreement as of August 31, 2007. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2008.

The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (10.48% at August 31, 2007). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the Company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. The outstanding balance as of August 31, 2007, was $35,878.

If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through December 31, 2007. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos or delay any business transaction requiring the payment of cash, or both.

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

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2007 (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of Buddy Young, who serves as both our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Young concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our annual report on Form 10-K, for our year ended May 31, 2007, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2007 accurately present our financial condition, results of operations and cash flows in all material respects.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES     None.

ITEM 4. (REMOVED AND RESERVED)

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

PROGRESSIVE TRAINING, INC.
(Registrant)

Dated: August 10, 2010	/s/ Buddy Young Buddy Young, President and Chief Executive Officer