Form 10-Q
period 2007-11-30
PROGRESSIVE TRAINING, INC.
filed 2010-08-11
CIK 1402945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 000-52684

PROGRESSIVE TRAINING, INC.
Name of Registrant as Specified in Its Charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17337 Ventura Boulevard, Suite 305
Encino, California    91316
Issuer's Telephone Number:  (818) 759-1876
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

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)

CONDENSED BALANCE SHEETS

	November 30, 2007 (Unaudited)	May 31, 2007 (Audited)
ASSETS

Cash	$--	$12,058

Accounts receivable, net of allowance for doubtful accounts of $21,872 and $14,872, respectively	16,374	12,299

Property and equipment, net of accumulated depreciation of $11,709	--	--

Accounts receivable, related party	31,990	35,790

Prepaid expenses and other assets	2,286	2,365

TOTAL ASSETS	$50,650	$62,512

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Bank overdraft	$916	$--
Line of credit	35,878	35,000
Accounts payable and accrued expenses	83,265	81,020
Accrued interest due to shareholder	679	--
Note payable due to shareholder	36,468	--

Total liabilities	157,206	116,020

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.0001; 200,000,000 shares authorized; 2,280,000 shares issued and outstanding	228	228
Additional paid-in capital	1,344,712	1,323,912
Accumulated deficit	(1,451,496)	(1,377,648)

Total shareholders' deficit	(106,556)	(53,508)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$50,650	$62,512

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
NOVEMBER 30, 2007 AND 2006 (UNAUDITED)

	THREE MONTHS		SIX MONTHS
	2007	2006	2007	2006

REVENUES	$46,870	$110,213	$128,100	$205,431

COST OF REVENUES	14,603	25,594	29,960	41,102

GROSS PROFIT	32,267	84,619	98,140	164,329

EXPENSES:
Selling and marketing	20,976	41,512	52,635	84,301
General and administrative	60,417	66,823	111,954	129,384
Research and development	3,000	-	4,151	-
Interest expense	1,482	19,963	2,448	36,911

Total expenses	85,875	128,298	171,188	250,596

LOSS BEFORE INCOME TAXES	(53,608)	(43,679)	(73,048)	(86,267)

INCOME TAXES	-	-	800	800

NET LOSS	$(53,608)	$(43,679)	$(73,848)	$(87,067)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,280,000	1,750,000	2,280,000	1,750,000

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)

CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 (UNAUDITED)

	COMMON STOCK		COMMON STOCK	ADDITIONAL PAID-IN	SHAREHOLDER
	SHARES	AMOUNT	SUBSCRIBED	CAPITAL	(DEFICIT)	TOTAL

BALANCE, MAY 31, 2007	2,280,000	$228	$--	$1,323,912	$(1,377,648)	$(53,508)

CONTRIBUTED CAPITAL	--	--	--	20,800	--	20,800

NET LOSS	--	--	--	--	(73,848)	(73,848)

BALANCE, NOVEMBER 30, 2007	2,280,000	$228	$--	$1,344,712	$(1,451,496)	$(106,556)

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC. (formerly Advanced Media Training, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006 (UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,848)	$(87,067)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of capital for services	20,800	20,800
Amortization of debt discount	--	32,909
Allowance for doubtful accounts	7,000	--
Changes in operating assets and liabilities:
Accounts receivable	(11,075)	(22,914)
Accounts receivable, related party	3,800	--
Other assets	79	(1,087)
Accounts payable and accrued expenses	2,924	20,305
Deferred revenue	--	(4,024)

Net cash used by operating activities	(50,320)	(41,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	916	(1,289)
Net borrowings (repayments) from (to) shareholder	36,468	16,765
Net borrowings (repayments) on line of credit	878	408

Net cash provided by financing activities	38,262	15,884

NET INCREASE IN CASH	(12,058)	(25,194)

CASH, BEGINNING OF YEAR	12,058	50,701

CASH, END OF YEAR	$--	$25,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,770	$1,119
Cash paid for income taxes	$--	$800

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

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the three and six months ended November 30, 2007 and 2006 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K-SB (as amended) for the fiscal year ended May 31, 2007 which are included in this filing.

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

SIGNIFICANT CUSTOMERS

During the six months ended November 30, 2007 the Company had one customer that accounted for 14% of the Company’s net sales. Two customers exceeded 10% of sales during the six months ended November 30, 2006, (13% and 17%). Foreign sales (primarily royalty income from Canada) amounted to $28,605 and $30,701for the six ended November 30, 2007 and 2006, respectively.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At November 30, 2007, the Company had no potentially dilutive shares.

3. COMMITMENTS AND CONTINGENCIES

The Company has agreements with companies to pay a royalty on sales of certain videos (co produced with these companies). The royalty is based on a specified formula, which averages approximately 35% of net amounts collected.

The Company leases its operating facility for $2,364 per month in Encino, California under an operating lease which expires August 31, 2009. Rent expense was $14,437and $13,977 for the six months ended November 30, 2007 and 2006 respectively.

4. LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (8.25% at May 31, 2007). The line is callable upon demand.

5. RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) which provides a monthly fee of $8,400 for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the six months ended November 30, 2007 and 2006. Total expense was $50,400 and $38,750 for the six months ended November 30, 2007 and 2006, respectively.

We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2008. The note is secured by all our right, title and interest in and to our video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2008. As of November 30, 2007, the Company has borrowed $36,468 from Mr. Young.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We face competition from numerous other providers of training videos. We believe many of these competitors are larger and better capitalized than the Company. Additionally, if the Company is to grow its business by financing and producing additional training videos, it will require additional capital. To date our cash flow from operations has been minimal. Other than from operations and our line of credit, our only source of capital is an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2008. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2008. As of November 30, 2007, the Company has borrowed $36,468 from Mr. Young. We expect that the cash flow from operations, together with the available funds under the above referenced agreement with our president will be sufficient to fulfill our capital requirements through fiscal 2008.

Our efforts during the next 12 months will mainly be focused on attempting to increase revenue by (a) seeking to retain additional free lance commissioned sales representatives, (b) improve the functionality of our website by adding features such as providing customers the ability to preview videos online, and by enhancing the website's search capabilities and user interface, and (c) by allocating a greater portion of available cash flow for both the emailing and direct mailing of marketing materials such as catalogues and notices of special discounts to our customers. Although the amount spent in these areas will vary depending on our cash flow, we anticipate spending during the next 12 months approximately $20,000 on maintaining and improving our website, and approximately $35,000 for the mailing of marketing materials as outlined above. During the year ended May 31, 2007 we spent approximately $22,000 for these purposes.  During the six months ended November 30, 2007 we spent approximately $4,900 for these purposes.

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

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

SELECT FINANCIAL INFORMATION

Statement of Operations Data	2007	2006
Revenue	$46,870	$110,213
Cost of revenues	$14,603	$25,594
Gross profit	$32,267	$84,619
Total expenses	$85,875	$128,298
Net loss after taxes	$(53,608)	$(43,679)
Net loss per share	$(0.02)	$(0.02)

Balance Sheet Data
Total assets	$50,650	$136,073
Total liabilities	$157,206	$364,934
Stockholder's deficit	$(106,556)	$(228,861)

REVENUES

Our revenues for the three months ended November 30, 2007 were $46,870. Revenues for the three months ended November 30, 2006, were $110,213. This represents a decrease of $63,343. This decrease in revenues was caused by three major factors: (1) a general slowdown in the economy causing organizations to trim their expenditures for personnel training, (2) the aging of the training videos currently in our library, and (3) the increased use by organizations of internet based training. Product sales made up approximately 77% of the total revenue. Royalties earned from the sales of our product amounted to approximately $17,285 during the three months ended November 30, 2007 and $13,490 during the three months ended November 30, 2006. Rental of videos were less than 1% of our sales. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 51% of product sales.

COST OF REVENUES

The cost of revenues during the three months ended November 30, 2007, was $14,603 as compared to $25,594 during the three months ended November 30, 2006. The cost of revenues, as a percent of sales was 31% during the three months ended November 30, 2007 and 23% during the three months ended November 30, 2006. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will continue to generally be approximately within the 15 to 35 percent range.

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

EXPENSES

Selling and marketing expenses were $20,976 for the three months ended November 30, 2007 as compared to $41,512 for the three months ended November 30, 2006. This represents a decrease of $20,536. This decrease is the result of a decrease in our commission expense to $2,612 during the three months ended November 30, 2007 from $19,196 during the three months ended November 30, 2006. This decrease were partially offset by increases in our business promotion; $12,610 and $9,700; our distribution and shipping costs; $2,065 and $3,511; during the three months ended November 30, 2007 and 2006, respectively. Our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace.

General and administrative expenses for the three months ended November 30, 2007 were $60,417 as compared to $66,823 for the three months ended November 30, 2006. This represents a decrease of $6,406. This decrease is primarily the result of a decrease in our professional and outside services in the amount of $3,449, to $21,413 during the three months ended November 30, 2007 from $24,862 during the three months ended November 30, 2006.

Research and development expenses were $3,000 for the three months ended November 30, 2007.  We recorded no research and development expenses for the three months ended November 30, 2006. We anticipate that we will incur minimal research and development costs as we evaluate and develop new training video products during the next fiscal period.

Interest expense totaled $1,482 for the three months ended November 30, 2007 and $19,963 for the three months ended November 30, 2006. Interest expense relates to our line of credit, borrowings from shareholder and convertible note.  On November 30, 2007 our total term debt outstanding was $72,346 as compared to $222,066 on November 30, 2006.  This change is due to the convertible debenture being assumed by Dematco in connection with our Asset and Liability Agreement.

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

NET LOSS

As a result of the aforementioned, our net loss was $53,608 for the three months ended November 30, 2007 and $43,679 for the three months ended November 30, 2006.

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006

SELECT FINANCIAL INFORMATION

Statement of Operations Data	2007	2006
Revenue	$128,100	$205,431
Cost of revenues	$29,960	$41,102
Gross profit	$98,140	$164,329
Total expenses	$171,188	$250,596
Net loss after taxes	$(73,848)	$(87,067)
Net loss per share	$(0.03)	$(0.05)

Balance Sheet Data
Total assets	$50,650	$136,073
Total liabilities	$157,206	$364,934
Stockholder's deficit	$(106,556)	$(228,861)

REVENUES

Our revenues for the six months ended November 30, 2007 were $128,100. Revenues for the six months ended November 30, 2006, were $205,431. This represents a decrease of $77,331. This decrease in revenues was caused by three major factors: (1) a general slowdown in the economy causing organizations to trim their expenditures for personnel training, (2) the aging of the training videos currently in our library, and (3) the increased use by organizations of internet based training. Product sales made up approximately 77% of the total revenue. Royalties earned from the sales of our product amounted to approximately $28,605 during the six months ended November 30, 2007 and $30,701 during the six months ended November 30, 2006. Rental of videos were less than 1% of our sales. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 51% of product sales.

COST OF REVENUES

The cost of revenues during the six months ended November 30, 2007, was $29,960 as compared to $41,102 during the six months ended November 30, 2006. The cost of revenues, as a percent of sales was 23% during the six months ended November 30, 2007 and 20% during the six months ended November 30, 2006. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will continue to generally be approximately within the 15 to 35 percent range.

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

EXPENSES

Selling and marketing expenses were $52,635 for the six months ended November 30, 2007 as compared to $84,301 for the six months ended November 30, 2006. This represents a decrease of $31,666. This decrease is the result of a decrease in our commission expense to $16,715 during the six months ended November 30, 2007 from $39,420 during the six months ended November 30, 2006. These decreases were partially offset by increases in our business promotion; $25,210 and $19,450 during the six months ended November 30, 2007 and 2006, respectively. Our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace.

General and administrative expenses for the six months ended November 30, 2007 were $111,954 as compared to $129,384 for the six months ended November 30, 2006. This represents a decrease of $17,430. This decrease is the result of a decrease in our professional and outside services in the amount of $28,978, to $35,129 during the six months ended November 30, 2007 from $64,107 during the six months ended November 30, 2006.  We increased our allowance for doubtful accounts during the six months ended November 30, 2007 by $7,000 due to an analysis of accounts receivable.

Research and development expenses were $4,151 for the six months ended November 30, 2007.  We recorded no research and development expenses for the three months ended November 30, 2006. We anticipate that we will incur minimal research and development costs as we evaluate and develop new training video products during the next fiscal period.

Interest expense totaled $2,448 for the six months ended November 30, 2007 and $36,911 for the six months ended November 30, 2006. Interest expense relates to our line of credit, borrowings from shareholder and convertible note.  On November 30, 2007 our total term debt outstanding was $72,346 as compared to $222,066 on November 30, 2006.  This change is due to the convertible debenture being assumed by Dematco in connection with our Asset and Liability Agreement.

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

NET LOSS

As a result of the aforementioned, our net loss was $73,848 for the six months ended November 30, 2007 and $87,067 for the six months ended November 30, 2006.

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

We currently have one full time employee who manages our marketing and sales efforts. Additionally we have two part time employees who assist with the administration functions. We mainly utilize outside services to handle our accounting and other administrative requirements, and commissioned sales personnel to handle the selling and marketing of our videos. During the next 12 months we anticipate hiring one or two additional full-time employees to assist in our sales and marketing requirements. In addition, Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, and L. Stephen Albright, our Vice President, Secretary and a Director, each work on a part-time basis. During the six months ended November 30, 2007, Mr. Young contributed non-cash compensation (representing the estimated value of services contributed to the Company) of $20,800.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit was $106,556 at November 30, 2007.

Our cash flows used by operations were $50,320 for the six months ended November 30, 2007. This is the result of our net loss of $73,848 along with cash used by accounts receivable in the amount of $11,075, offset by a decrease in accounts receivable, related party in the amount of $3,800 and the increase of accounts payable and accrued expenses in the amount of $2,924.

Our cash flows used by operations were $41,078 during the six months ended November 30, 2006.  This is the result of a our net loss in the amount of $87,067, an increase in our accounts receivable in the amount of $22,914, an increase in other assets in the amount of $1,087 and an increase in deferred revenue in the amount of $4,024, offset by the increase in accounts payable and accrued expenses in the amount of $20,305.

During the six months ended November 30, 2007 and 2006 we did not use any cash for investing activities.

Our cash flows provided by financing activities were $38,262 for the six months ended November 30, 2007. This is the result of borrowing from a shareholder in the amount of $36,468 along with borrowing on our line of credit in the amount of $878 and a bank overdraft in the amount of $916.

Our cash flows provided by financing activities were $15,884 for the six months ended November 30, 2006. This is the result of borrowing from a shareholder in the amount of $16,765 along with borrowing on our line of credit in the amount of $408, offset by the repayment of a bank overdraft in the amount of $1,289.

We currently have no material commitments at this time to fund development of new videos or to acquire any significant capital equipment.

We are a company with a limited operating history and a history of net losses.

We had a cash balance of $0 on November 30, 2007. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2008. We owed our President a total of $36,468 in principal under the agreement as of November 30, 2007. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2008.

The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (9.78% at November 30, 2007). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the Company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. The outstanding balance as of November 30, 2007, was $35,878.

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

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2007 (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of Buddy Young, who serves as both our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Young concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our annual report on Form 10-K, for our year ended May 31, 2007, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2007 accurately present our financial condition, results of operations and cash flows in all material respects.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS    None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended November 30, 2007, no matters were submitted to the Company's security holders.

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

PROGRESSIVE TRAINING, INC.
(Registrant)

Dated: August 10, 2010	/s/ Buddy Young Buddy Young, President, Chief Executive Officer and Chief Financial Officer