Form 10-K
period 2010-05-31
PROGRESSIVE TRAINING, INC.
filed 2010-08-30
CIK 1402945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-52684

PROGRESSIVE TRAINING, INC.
____________________________________________
(Name of small business issuer in its charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17337 Ventura Boulevard, Suite 208, Encino, California	91316
(Address of principal executive offices)	(Zip Code)

(818) 784-0040
______________________
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:  None      Name of each exchange on which registered:  N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001
_____________________________
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a “shell company” as defined in Rule 12b-2 of the Act  Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of November 30, 2009 (the last business day of our most recently completed second fiscal quarter) was approximately $102,000  based upon the last sales price for shares of our common stock as of such date.
At August 25, 2010, the registrant had 5,280,000 shares of Common Stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference:  None

CONTENTS
PAGE
PART I

Item 1.	Description of Business	5
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	(Reserved)	13

PART II

PART III

SIGNATURES	41

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This fiscal 2010 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to raise additional funds to support operations and capital expenditures;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	our inability to successfully compete against existing and future competitors;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Item 1. Description of Business

(a) Background

We were incorporated in Delaware on October 31, 2006. From the date we were incorporated until March 1, 2007, we were a wholly owned subsidiary of Dematco, Inc., formerly Advanced Media Training Inc., a Delaware corporation (hereinafter "Dematco"). On December 10, 2006, our then parent Dematco acquired all the remaining outstanding shares of Dematco Ltd., and elected a new slate of directors and appointed new corporate officers. Concurrent with the acquisition, the new management of Dematco decided to change its  business from the production and distribution of workforce training videos to that of its just acquired company Dematco, Ltd., and to as soon as feasible cease all business activity related to the video training business. The business of Dematco, Ltd. is the dematerializing or converting of financial instruments from paper form to electronic form so as to enable such instruments to be traded in a secure manner electronically on exchanges or exchange platforms on a peer to peer basis. (see COMPANY HISTORY page 11)

(b) Description of Business

Progressive Training's core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers. During fiscal 2010, the sale of third party videos accounted for approximately 30% of our total gross revenues.

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

HOW DO YOU PUT A GIRAFFE INTO A REFRIGERATOR? This is an animated short that is used as a meeting opener to stimulate the thinking of the participants.

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

In most cases the cost of production for the workforce training videos range from a low of $40,000 to a high of $125,000. Among the factors that determine the cost are: (a) Script costs, (b) number of cast members, (c) location or studio photography, (d) on-camera host, (e) music & special effects, and (f) size of production crew. Given our limited funds, we did not produce any new training videos during fiscal 2010.

DISTRIBUTION OF VIDEOS

As stated above, a consequence of our current and very limited financial resources is that we are unable to develop and produce new training videos on a regular basis. As a result, we mainly marketed and sold videos produced by third parties during the period ended May 31, 2010. These producers range in size from large corporations, to small independent companies. In general, we market and sell videos they have financed and produced and we receive a discount ranging from 35% to 50% of the gross sale price. It is standard practice within the training industry for distributors to market and sell videos financed and produced by third parties. We are not dependent on any one producer as a source of product for us to sell. To date, no one source or product has accounted for 10% or more of revenues, nor has any one training video accounted for a significant portion of our revenue.

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

WORKFORCE TRAINING INDUSTRY OVERVIEW

GENERAL

Except where specifically indicated, the following industry views and analysis are based on management's interpretations and beliefs resulting from their experience in the production, sales and marketing of workforce training videos, and their attendance at industry events such as the annual American Society for Training & Development (ASTD) meeting where industry trends are discussed.

According to the Annual Industry Report published by Nielsen Business Media in its  October/November 2009 issue of its industry publication, TRAINING MAGAZINE:

•
$52.2 billion will be spent for training in 2009 by U.S. organizations with 100 or more employees. This compares to approximately $56.0 billion total industry spending in 2008. The article attributes the decline to the continuing challenging economic climate. This figure was calculated by projecting the average training budget to a weighted universe of companies, using the Dun & Bradstreet counts of U.S. organizations with more than 100 employees.

•
$7.0 billion of that $52.2 billion was spent on outside providers of products and services in 2009. This compares to $15.4 billion in 2008. These products and services include "off-the-shelf" materials (our videos and work books are included in this category). Management feels that the significant decline in expenditures for outside products and services is a result of general economic conditions causing corporations to slash their training budgets, less use of outside consultants, and more utilization of in-house developed training materials.

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

The Annual Industry Report additionally revealed that of all formal training in U.S. organizations with ten or more employees, approximately 40% of that formal training is devoted to teaching computer skills. Management believes that the market for Information Technology will continue to be driven by technological change, and that the increasing demand for training information technology professionals is a result of several key factors, including:

•	the proliferation of computers and networks throughout all levels of organizations;

•	the shift from mainframe systems to new client/server technologies;

•	the continuous introduction and evolution of new client/server hardware and software technologies;

•	the proliferation of internet and intranet applications; and

•	corporate downsizing.

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

PRODUCTS AND SERVICES

During fiscal 2010 we devoted our limited resources to the distribution of workforce training videos. Due to the significant amount of cash required to produce new training videos, ($40,000 to $125,000), we did not produce any new training products during fiscal 2010.

Accompanying each of the videos is a workbook that is designed to be given to all employees participating in the training program. These workbooks are written for us by training professionals and serve to reinforce and enhance the lasting effectiveness of the video.

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

Preview request fulfillment represents a major part of our sales plan. It has been our experience that most professional trainers will not purchase a training video until they have previewed it in its entirety, affording them an opportunity to evaluate the video's applicability to their specific objective and to judge its effectiveness as a training tool. Rather than shipping preview copies, most customers now preview videos on-line. Within a short period of time following the preview request, a representative will call the prospective buyer to obtain their comments and to ascertain their level of interest.

TELEMARKETING

We manage our telemarketing efforts by utilizing part-time staff or free lance telephone representatives who focus primarily on following up on leads that have been generated through direct mail solicitation. Occasionally, we will utilize the services of an outside telemarketing firm to supplement our own efforts. Before calling potential customers our telemarketers are provided with information on a customer's buying history and past needs.

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

COMPANY WEBSITE

Our experience during the past few years has been that increasingly corporate training managers and others responsible for the purchase of training videos are utilizing the internet to research and make their purchases. As a result, we anticipate spending available funds to upgrade our website’s functionality by improving its overall design, and by adding additional features, such as the ability to preview videos online, broaden the website's database to include more content information on most videos, increase the website's search capabilities, and to generally make the website more user friendly.

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

Further, on January 31, 2008, the Company as the creditor, entered into a Note Satisfaction and Exchange Agreement with Dematco as debtor, pursuant to which the Company forgave the principal amount of approximately $30,000 owed to it by Dematco in exchange for Dematco’s distribution of all of its interest in the Company (which interest consists of seven hundred and fifty thousand (750,000) shares of Progressive’s common stock to Dematco’s shareholders, as of March 25, 2008. As a result, Dematco no longer owns any shares of the Company, nor does it have any other relationship with or interest in us.

On March 16, 2009, the Company entered into an agreement to issue 3.0 million shares of restricted common stock of the Company in exchange for a total of $180,000 of debt due to the Company’s President.

Since our inception, we have been engaged in the development, production and distribution of management and general workforce training videos for use by businesses throughout the world.

As a result of our very limited cash position we currently only have two part time consultants who assist with the marketing and administration functions. We mainly utilize outside services to handle our accounting and other administrative requirements, and commissioned sales personnel to handle the selling and marketing of our videos. In addition, Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors works on a part-time basis. During the year ended May 31, 2010, Mr. Young contributed non-cash compensation (representing the estimated value of services and value of the use of personal equipment contributed to the Company of $41,600).

Item 2. Properties

We lease office space consisting of a total of approximately 750 square feet, from Encino Gardens LLC, an unaffiliated third party for $900 per month, located at 17337 Ventura Boulevard, Suite 305, Encino, California 91316. The lease is on a month-to-month basis.

Item 3. Legal Proceedings

As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

Item 4. (Reserved)

PART 11

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “PRTR” since November 17, 2008.  The following table sets forth the high and low sales prices for the Common Stock as reported by the OTC Bulletin Board during the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
	High	Low
Year ended December 31, 2009
1st Quarter	$0.51	$0.05
2nd Quarter	0.12	0.05
3rd Quarter	0.09	0.05
4th Quarter	0.12	0.08
Year ended December 31, 2008
1st Quarter	$ NA	$NA
2nd Quarter	NA	NA
3rd Quarter	NA	NA
4th Quarter	0.25	0.10

HOLDERS

As of May 31, 2010, we have 5,280,000 shares of common stock issued and outstanding held by approximately 190 shareholders of record.  We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding which are convertible into common stock.  We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

COMMON STOCK

The Company’s certificate of incorporation provides for the authorization of 100,000,000 shares of common stock, $0.0001 par value.  As of May 31, 2010, 5,280,000 shares of common stock were issued and outstanding, all of which are fully paid and non-assessable.

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

EQUITY COMPENSATION PLANS

We have not adopted any "equity compensation plans" and have not issued any securities under any such plan.

Item 6. Selected Financial Data

Not Applicable
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The second critical accounting policy relates to production costs. The Company periodically incurs costs to produce new management training videos and to enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. No such costs were incurred in the years ended May 31, 2010 or 2009.

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

To date our cash flows from operations have been minimal. Other than from operations and our line of credit, our only source of capital is an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2011. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2011. On March 16, 2009, the Company entered into an agreement to issue 3.0 million shares of restricted common stock of the Company in exchange for a total of $180,000 of debt due to the Company’s President. As of May 31, 2010, the Company owes Mr. Young a total of $66,767 in principal, and a total of $10,700 in related accrued interest.

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

FOR THE YEARS ENDED MAY 31, 2010 AND 2009

SELECT FINANCIAL INFORMATION

	2010	2009
Statements of Operation Data:

Revenue	$98,125	$132,181
Cost of revenues	9,788	24,302
Gross profit	88,337	107,879
Total expenses	166,741	246,583
Net loss after taxes	$(79,204)	$(139,504)
Net loss per share	$(0.02)	$(0.05)

Balance Sheet Data:

Total assets	$13,577	$9,688
Total liabilities	$160,911	$119,418
Stockholders’ deficit	$(147,334)	$(109,730)

REVENUES

Our net revenues for the year ended May 31, 2010 were $98,125. Net revenues for the year ended May 31, 2009 were $132,181. This represents a decrease of $34,056. This decrease in revenues was caused by three major factors: (1) general economic conditions have caused organizations to trim their expenditures for personnel training, (2) the aging of the training videos currently in our library, and (3) the increased use by organizations of internet based training. Gross product sales made up $75,204 or approximately 62% of the gross revenue. Gross royalties earned from the sales of our product amounted to $46,110 or approximately 38% of gross revenues during the year ended May 31, 2010 and $55,000 during the year ended May 31, 2009. Rental of videos were less than 1% of our sales. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future.  Gross revenue from the sale of videos produced by other companies accounted for approximately 30% of gross product revenues.

COST OF REVENUES

The cost of revenues during the year ended May 31, 2010, was $9,788 as compared to $24,302 during the year ended May 31, 2009. The cost of revenues, as a percent of net revenues was 10% during the year ended May 31, 2010 and 18% during the year ended May 31, 2009. Although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will continue to generally be approximately within the 15 to 35 percent range.

During most periods up to 50% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts.

EXPENSES

Selling and Marketing expenses were $13,595 for the year ended May 31, 2010 as compared to $36,776 for the year ended May 31, 2009. This represents a decrease of $23,181. The primary reason for the decrease is due to reduced consulting expenses incurred as a result of the termination of Howard Young’s consulting agreement with the Company; those expenses were previously allocated equally between Selling and Marketing expenses and General and Administrative expenses. In addition, we experienced a decrease in our commission expense to $3,401 during the year ended May 31, 2010 from $7,502 during the year ended May 31, 2009. Our Selling and Marketing costs are directly affected by the number of new training products we introduce into the marketplace and the product mix of our sales.

General and administrative expenses for the year ended May 31, 2010 were $147,050 as compared to $197,409 for the year ended May 31, 2009. This represents a decrease of $50,359. This decrease is mainly the result of a decrease in our professional and outside services in the amount of $22,928, to $58,124 during the year ended May 31, 2010 from $81,052 during the year ended May 31, 2009.  We also decreased our rent expense to $15,600 during the year ended May 31, 2010 from $29,709 during the year ended May 31, 2009 by moving to a smaller office space.

Research and development expenses were $50 and $36 for the year ended May 31, 2010, and 2009, respectively. We anticipate that we will incur minimal research and development costs as we evaluate and develop new training video products during the next fiscal period.

Interest expense totaled $6,046 for the year ended May 31, 2010 and $12,362 for the year ended May 31, 2009. This represents a decrease of $6,316. The major reason for the decrease is that on March 16, 2009, the Company entered into an agreement to issue 3.0 million shares of restricted common stock of the Company in exchange for a total of $180,000 of debt due to the Company’s President.  Interest expense relates to our line of credit and borrowings from our principal shareholder. On May 31, 2010 our total term debt outstanding was $106,105 as compared to $54,988 on May 31, 2009.

NET LOSS

As a result of the aforementioned, our net loss was $79,204 for the year ended May 31, 2010 and $139,504 for the year ended May 31, 2009.

PLAN OF OPERATION

We will continue to devote our very limited resources to marketing and distributing workforce training videos and related training materials, through our website. At this time these efforts are focused on the sale of videos produced by third parties since these are generally newer and more accepted in the marketplace. Historically up to 50% of our revenue has been derived from these revenues, although such sales were only 30% in 2010 and 40% in 2009. Additionally, we will continue to market videos produced by us, Among these are "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences," "What It Really Takes To Be A World Class Company," "How Do You Put A Giraffe In The refrigerator?." If cash flow permits we will spend some of our resources on the production and marketing of additional training videos produced by us. The amount of funds available for these expenditures will be determined by cash flow from operations, as well as, our ability to raise capital through an equity offering or further borrowing from our President, and other traditional borrowing sources.

Pursuant to a March 24, 2010, non binding Letter of Intent between the Company and PharmCo. LLC., management, while conducting its operations as outlined above, will continue its negotiations  to acquire all of the outstanding membership interests of PharmCo. LLC. Located  in Florida, PharmCo. LLC operates a retail pharmacy in South Florida.

Management expects that sales of videos and training materials, along with available funds under an agreement with its President and majority shareholder should satisfy our cash requirements through fiscal 2011. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

If during the next twelve months our revenue is insufficient to continue operations, and we are unable to raise funds through the sale of additional equity, or are unsuccessful in completing the acquisition of all the PharmCo, LLP membership interests, we may be required to totally abandon our business plan and seek other business opportunities in a related or unrelated industry. Such opportunities may include a reverse merger with a privately held company. The result of which could cause the existing shareholders to be severely diluted.

We currently have no full time employees. We do have two part time consultants who assist with the administration functions. We mainly utilize outside services to handle our accounting and other administrative requirements, and commissioned sales personnel to handle the selling and marketing of our videos. Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors works on a part-time basis. During the year May 31, 2010, Mr. Young contributed non-cash compensation (representing the estimated value of services and the use of personal equipment contributed to the Company) of $41,600.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit was $70,768 at May 31, 2010.

Our cash flows used by operations were $45,197 during the year ended May 31, 2010. This is the result of our net loss in the amount of $79,204, along with the increase in accounts receivable of $3,215 offset by a reduction in our accounts payable of $9,624.

Our cash flows used by operations were $110,216 for the year ended May 31, 2009. This is the result of our net loss of $139,504 along with cash used by accounts payable and accrued expenses of $28,794, offset by decrease in our accounts receivable of $16,482.

During the year ended May 31, 2010 and May 31, 2009 we did not use any cash for investing activities.

Our cash flows provided by financing activities were $51,117 for the year ended May 31, 2010. This is the result of borrowing from a shareholder in the amount of $50,505 along with borrowing on our line of credit in the amount of $612.

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

We had a cash balance of 8,238 on May 31, 2010. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2011. We owed our President a total of $66,767 in principal under the agreement as of May 31, 2010. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2011.

The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (5.48% at May 31, 2010). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the Company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. The outstanding balance as of May 31, 2010, was $39,338.

If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through December 31, 2011. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF PROGRESSIVE TRAINING, INC.:

We have audited the accompanying balance sheets of Progressive Training, Inc. as of May 31, 2010 and 2009, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company determined that it was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ FARBER HASS HURLEY LLP CAMARILLO, CALIFORNIA AUGUST 25, 2010

PROGRESSIVE TRAINING, INC.
BALANCE SHEETS
MAY 31, 2010 AND 2009

	2010	2009

ASSETS

Cash	$8,238	$2,318

Accounts receivable, net of allowance for doubtful accounts of $8,200, and $4,000	4,439	5,424

Property and equipment, net of accumulated depreciation of $11,709	-	-

Prepaid expenses and other assets	900	1,946
TOTAL ASSETS	$13,577	$9,688

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES:
Line of credit	$39,338	$38,726
Accounts payable and accrued expenses	44,106	57,582
Accrued interest due to shareholder	10,700	6,848
Note payable due to shareholder	66,767	16,262

Total liabilities	160,911	119,418

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Common Stock, par value - $.0001; 100,000,000 shares authorized; 5,280,000 shares issued and outstanding	528	528
Additional paid-in capital	1,598,323	1,556,723
Accumulated deficit	(1,746,185)	(1,666,981)

Total shareholders’ deficit	(147,334)	(109,730)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$13,577	$9,688

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009

	2010	2009

NET REVENUES	$98,125	$132,181

COST OF REVENUES	9,788	24,302

GROSS PROFIT	88,337	107,879

EXPENSES:
Selling and marketing	13,595	36,776
General and administrative	147,100	197,445

Interest expense	6,046	12,362
Total expenses	166,741	246,583

LOSS BEFORE INCOME TAXES	(78,404)	(138,704)

INCOME TAXES	800	800

NET LOSS	$(79,204)	$(139,504)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.05)

WEIGHTED AVERAGE SHARES	5,280,000	2,904,658

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
-----------------------------------------------------------------------------------------------------------------

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL
BALANCE, MAY 31, 2008	2,280,000	$228	$1,335,423	$(1,527,477)	$(191,826)

CONTRIBUTED CAPITAL	-	-	41,600	-	41,600

STOCK ISSUED FOR DEBT	3,000,000	300	179,700	-	180,000

NET LOSS	-	-	-	(139,504)	$(139,504)

BALANCE, MAY 31, 2009	5,280,000	$528	$1,556,723	$(1,666,981)	$(109,730)

CONTRIBUTED CAPITAL	-	-	41,600	-	41,600

NET LOSS	-	-	-	(79,204)	$(79,204)

BALANCE, MAY 31, 2010	5,280,000	$528	$1,598,323	$(1,746,185)	$(147,334)

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
-------------------------------------------------------------------------------

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,204)	$(139,504)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of capital for services	41,600	41,600
Provision for doubtful accounts	4,200	-
Changes in operating assets and liabilities:
Accounts receivable	(3,215)	16,482
Prepaid expenses	1,046	-
Accounts payable and accrued expenses	(9,624)	(28,794)
Net cash used by operating activities	(45,197)	(110,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) from (to) shareholder	50,505	110,207
Net borrowings (repayments) on line of credit	612	717
Net cash provided by financing activities	51,117	110,924

NET INCREASE (IN CASH	5,920	708

CASH, BEGINNING OF PERIOD	2,318	1,610

CASH, END OF PERIOD	$8,238	$2,318

SUPPLEMENTAL DISCLOSUSRE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,195	$2,488
Cash paid for income taxes	$800	$800

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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company normally does not require collateral to support its accounts receivable. As of May 31, 2010, two customers accounted for approximately 25% of gross accounts receivable. As of May 31, 2009, one customer accounted for approximately 48% of gross accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of all financial instruments potentially subject to valuation risk (principally consisting of accounts receivable, accrued expenses, line of credit and note payable approximates fair value due to the short term maturities of such instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents.  At May 31, 2010 there were no cash equivalents.  The Company maintains its cash in a reputable bank which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

PRODUCTION COSTS

The Company periodically incurs costs to produce new management training videos and enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. The Company expensed no production costs in the years ended May 31, 2010 and 2009.

PROPERTY AND EQUIPMENT

Property and equipment were stated at cost. Depreciation were computed using the straight-line method over an estimated useful life of five years. All property and equipment were fully depreciated at May 31, 2010.

During fiscal year ended May 31, 2010, the Company disposed of all fully depreciated fixed assets. There is no property and equipment as of May 31, 2010. For its limited activity the Company is utilizing personal equipment of B. Young, President and CFO. Value of equipment use is recorded as part of non-cash compensation in Paid-in Capital.

LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed of", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company did not record any impairment loss in the year ended May 31, 2010.

REVENUE RECOGNITION

Sales are recognized upon shipment of videos and training manuals to the customer. Royalty income is earned from third-party sellers of our videos. Royalty income averages 30% of the sales price and is recorded upon receipt. Total royalty income amounted to $46,110 and $55,367 for the years ended May 31, 2010 and 2009, respectively. Rental income is recognized over the related period that the videos are rented. Total rental income amounted to $225 and $665 for the years ended May 31, 2010 and 2009, respectively. The Company's products may not be returned by the customer. Accordingly, the Company has made no provision for returns.

SIGNIFICANT CUSTOMERS

During the year ended May 31, 2010 the Company had two customers that accounted for 25% and 12% of the Company's net revenues. During the year ended May 31, 2009, the Company had one customer that accounted for 23% of the Company’s net revenues.  Foreign sales (primarily royalty income from Canada) amounted to $46,110 and $55,367 for the year ended May 31, 2010 and 2009, respectively.

ADVERTISING EXPENSE

The Company expensed advertising costs amounting to $150 and $-0- for the years ended May 31, 2010 and 2009, respectively. The Company does not conduct direct response advertising.

CONTRIBUTION OF SERVICES AND USE OF EQUIPMENT

The Company's President and majority shareholder does not receive compensation for his services. A total of $41,600 was determined by management to be a fair value of his services and use of personal equipment to the Company on an annual basis and has been recorded as a contribution of capital for the years ended May 31, 2010 and 2009, respectively.

RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs related to both present and future products are expensed. Such expenses were negligible in 2010 and 2009.

DISTRIBUTION AND SHIPPING COSTS

The Company’s policy is to classify distribution and shipping costs as part of selling and marketing expenses on the statement of operations.  The Company incurred distribution and shipping costs in the amounts of $5,521 and $6,028 for the years ended May 31, 2010 and 2009, respectively.

INCOME TAXES

The Company accounts for its income taxes under the provisions of in accordance with ASC Topic 740, Income Taxes. This standard requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The provision for income taxes for the years ended May 31, 2010 and 2009 represents the California corporate minimum franchise tax.

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

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At May 31, 2010 and 2009, the Company had no potentially dilutive shares.

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

2. LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (total interest rate was 5.48% at May 31, 2010). The line is callable upon demand.

3. COMMITMENTS AND CONTINGENCIES

The Company has agreements with companies to pay a royalty on sales of certain videos (co produced with these companies). The royalty is based on a specified formula, which averages approximately 35% of net amounts collected.

The Company leased its operating facility for $2,500 per month in Encino, California under an operating lease which expired on August 31, 2009. The Company relocated to a smaller space and is renting the space for $900 per month on a month-to-month basis. Rent expense was $15,600 and $29,709 for the years ended May 31, 2010 and 2009, respectively.

4. RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) for administrative and sales consultation through November 2008. The fee was allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the year ended May 31, 2009. Total expense was $-0- and $29,120 for the years ended May 31, 2010 and 2009, respectively.

The Company has an agreement with its President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2011. The note is secured by all right, title and interest in and to the Company’s video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2011. On March 16, 2009, the Company issued 3,000,000 shares of its common stock to its President in payment of $180,000 on this note.  As of May 31, 2010, the balance on the note and related accrued interest was $66,767 and $10,700, respectively.

5. SUBSEQUENT EVENT

On March 24, 2010, the Company entered into a non-binding Letter of Intent, (“LOI”), with PharmCo, LLC, (“PharmCo”).  The LOI provides for a recapitalization of the Company with Pharmco surviving as the ongoing operating entity.  The LOI also provides for the acquisition of all the Company’s existing assets by the Young Family Trust (the “Trust) as administered by Buddy Young, the Company’s CEO and President, in consideration of the Trust’s assumption of all the Company’s existing liabilities, as defined. The Company anticipates finalizing and closing this transaction on or before November 30, 2010.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9AT. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of Buddy Young, who serves as both our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Young concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2010 accurately present our financial condition, results of operations and cash flows in all material respects.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the current officers and directors of Progressive Training:

NAME	AGE	POSITION
Buddy Young	75	President, Chief Executive Officer, Chief Financial Officer and Chairman
David Leedy	69	Director
Dennis Spiegelman	62	Director
Mel Powell	44	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and officers, Buddy Young, David Leedy, Dennis Spiegelman and Mel Powell, were each required to file a Form 3 statement of beneficial ownership when we became an SEC reporting company on August 12, 2007. None of the Form 3 reports has yet been filed. Buddy Young has since acquired additional shares of our common stock in two transactions that should have been reported on Form 4 or Form 5, but were not. No Form 5 has been filed by any of these reporting persons for the 2008, 2009 or 2010 fiscal years. We have recently retained counsel to assist in making the necessary filings.

Audit Committee

Registrant does not currently have a standing audit committee of the board of directors. Therefore, Registrant also does not have an "audit committee financial expert," as defined by Item 407(d)(5) of Regulation S-K. However, one member of our board, David Leedy, meets the requirements set forth in the definition of "audit committee financial expert" and also qualifies as an independent director.

Code of Ethics

Because of our small operations, and in reliance on provisions of Delaware law that guard against management conflicts of interest and breaches of fiduciary duty, we currently have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

No compensation has been awarded to, earned by, or paid to Buddy Young, our Chief Executive Officer and Chief Financial Officer, or to any other executive officer of the company during the fiscal years ended May 31, 2008, 2009 and 2010.

During the years ended May 31, 2010, 2009 and 2008, Mr. Young devoted time and lent personal equipment to the development process of our Company. Compensation expense of approximately $41,600 has been recorded for each of these years. As Mr. Young has waived reimbursement of this expense, the amount has been recorded as additional paid-in capital in each year.

EMPLOYMENT AND CONSULTING AGREEMENTS

We do not have any employment or consulting agreements with any of our executive officers. During the year ended May 31, 2010, Mr. Buddy Young received non-cash compensation (representing the estimated value of services and value of the use of personal equipment contributed to the Company of $41,600).

OPTION/SAR GRANTS

We have not granted any options or stock appreciation rights to any of our executive officers or employees.

AGGREGATED OPTION/SAR EXERCISES

Since we have never granted any options or stock appreciation rights to any of our executive officers or employees, none exist to be exercised.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

We did not have any unexercised options, stock that had not vested, or equity incentive plan awards outstanding as of May 31, 2010.

COMPENSATION OF DIRECTORS

Directors of the Company did not receive any compensation for serving on the board or for attending any meetings during the fiscal year ended May 31, 2010. Directors who are also officers of the Company receive no additional consideration for their service as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the beneficial ownership of our outstanding common stock by each person beneficially owning more than 5% of the shares, by each of our directors and officers, and by all of our directors and officers as a group.  The table shows the number and percentage of shares held by each person as of August 25, 2010.  The address of each person listed in the table is 17337 Ventura Boulevard, Suite 305, Encino, California 91316.

NAME AND ADDRESS	NUMBER OF SHARES OWNED	PERCENTAGE OF CLASS
Young Family Trust (1)	4,005,716	75.87%
David Leedy (2)	10,000	0.19%
Mel Powell (3)	10,000	0.19%
Dennis Spiegelman (3)	10,000	0.19%

All officers and directors as a group (4 persons)	4,035,716	76.43%

(1)
All of the shares beneficially owned by the Young Family Trust are also beneficially owned by Buddy Young and Rebecca Young, who, as co-trustees of the Trust, share voting and investment power over the shares. Buddy Young is a director and executive officer of Progressive Training and the Chief Executive Officer of the Company.

(2)	Director, and Secretary
(3)	Director

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of May 31, 2010, we did not have any compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2011. The note is secured by all our right, title and interest in and to our video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2011. As of May 31, 2010, the Company has borrowed $66,767 from Mr. Young. On March 16, 2009, the Company entered into an agreement to issue 3.0 million shares of restricted common stock of the Company to Mr. Young, in exchange for a total of $180,000 of debt due to the Company’s President.

Since the inception of the Company, we have not had a relationship with any outside promoters. However, our officers and directors are considered promoters, as that term is defined by Rule 405 of the Securities Act. During the fiscal year ended May 31, 2007, we issued stock to our officers and directors as consideration for services. Thus, these stock issuances are considered to be transactions with promoters.

Director Independence

Because our common stock is quoted on the OTC Bulletin Board, we are not subject to the listing requirements of any securities exchange regarding the independence of our directors.  However, our Board of Directors has determined that as of May 31, 2010, a majority of our Board of Directors is comprised of “independent” directors within the meaning of the applicable rules for companies listed on The Nasdaq Stock Market.  The Board determined that each of Mel Powell, David Leedy, and Dennis Spiegelman were independent.

Item 14.  Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-K and 10-Qs respectively, and for other services normally provided in connection with   statutory filings were $17,391 and $30,059, respectively, in the years ended May 31, 2010 and May 31, 2009.

TAX FEES

The aggregate fees billed by our auditors for tax compliance matters were $1,595 and $1,565 in the fiscal years ended May 31, 2010 and May 31, 2009, respectively.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the years ended May 31, 2010 and May 31, 2009.

Item 15.  Exhibits

The following documents are included or incorporated by reference as exhibits to this report:

31.1 Certification of CEO and CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Name	Title	Date

/s/ Buddy Young	President, Chief Executive Officer,	August 30, 2010
Buddy Young	Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

/s/ David Leedy	Director	August 30, 2010
David Leedy

/s/ Mel Powell	Director	August 30, 2010
Mel Powell

/s/ Dennis Spiegelman	Director	August 30, 2010
Dennis Spiegelman