Form 10-Q/A
period 2008-11-30
PROGRESSIVE TRAINING, INC.
filed 2010-09-07
CIK 1402945

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

EXPLANATORY NOTE: We are filing this Amendment to our Form 10-Q for the quarterly period ended November 30, 2008 (the “Original Quarterly Report”) in order to revise the certifications to comply with SEC rules.  Except for the revised certifications, this Form 10-Q/A has not been updated to reflect events that occurred after December 19, 2008, the filing date of the Original Quarterly Report.  Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report.

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