Form 10-Q/A
period 2009-02-28
PROGRESSIVE TRAINING, INC.
filed 2010-09-07
CIK 1402945

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

The Registrant has 2,280,000 shares of Common stock, par value $.0001 per share issued and outstanding as of April 11, 2009.

EXPLANATORY NOTE: We are filing this Amendment to our Form 10-Q for the quarterly period ended February 28, 2009 (the “Original Quarterly Report”) in order to revise the certifications to comply with SEC rules.  Except for the revised certifications, this Form 10-Q/A has not been updated to reflect events that occurred after April 14, 2009, the filing date of the Original Quarterly Report.  Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report.

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