Form 10-K/A
period 2009-05-31
PROGRESSIVE TRAINING, INC.
filed 2010-09-07
CIK 1402945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)
[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

[  ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

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

Documents incorporated by reference:  None

EXPLANATORY NOTE: We are filing this Amendment to our Form 10-K for the fiscal year ended May 31, 2009 (the “Original Annual Report”) in order to revise the certifications to comply with SEC rules.  Except for the revised certifications, this Form 10-K/A has not been updated to reflect events that occurred after August 31, 2009, the filing date of the Original Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with the Original Annual Report.

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