Form 10-Q
period 2010-08-31
PROGRESSIVE TRAINING, INC.
filed 2010-10-14
CIK 1402945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2010

[  ]           Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 0-50333

PROGRESSIVE TRAINING, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0186005 (I.R.S. Employer Identification No.)

17337 Ventura Boulevard, Suite 305
Encino, California    91316
Issuer's Telephone Number:  (818) 784-0040
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

As of August 31, 2010 the issuer had of 5,280,000 shares of common stock outstanding.

Traditional Small Business Disclosure Format (check one)  Yes [_]   No [X]

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(Financial Statements Commence on Following Page)

PROGRESSIVE TRAINING, INC.
CONDENSED BALANCE SHEETS

	August 31, 2010 (Unaudited)	May 31, 2010

ASSETS

Cash	$8,137	$8,238

Accounts receivable, net of allowance for doubtful accounts of $8,200	2,794	4,439

Prepaid expenses and other assets	900	900
TOTAL ASSETS	$11,831	$13,577

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES:
Line of credit	$39,338	$39,338
Accounts payable and accrued expenses	64,470	44,106
Accrued interest due to shareholder	12,046	10,700
Note payable due to shareholder	66,767	66,767

Total liabilities	182,621	160,911

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Common Stock, par value - $.0001; 100,000,000 shares authorized; 5,280,000 shares issued and outstanding	528	528
Additional paid-in capital	1,608,723	1,598,323
Accumulated deficit	(1,780,041)	(1,746,185)

Total shareholders’ deficit	(170,790)	(147,334)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$11,831	$13,577

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND 2009 (UNAUDITED)

	2010	2009

NET REVENUES	$19,172	$31,873

COST OF REVENUES	895	7,709

GROSS PROFIT	18,277	24,164

EXPENSES:
Selling and marketing	3,188	3,877
General and administrative	46,256	39,817
Interest expense	1,889	1,064
Total expenses	51,333	44,758

LOSS BEFORE INCOME TAXES	(33,056)	(20,594)

INCOME TAXES	800	800

NET LOSS	$(33,856)	$(21,394)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES	5,280,000	5,280,000

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 (UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL
BALANCE, MAY 31, 2010	5,280,000	$528	$1,598,323	$(1,746,185)	$(147,334)

CONTRIBUTED CAPITAL	-	-	10,400	-	10,400

NET LOSS	-	-	-	(33,856)	$(33,856)

BALANCE, AUGUST 31, 2010	5,280,000	$528	$1,608,723	$(1,780,041)	$(170,790)

See accompanying notes to financial statements.

PROGRESSIVE TRAINING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,856)	$(21,394)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of capital for services	10,400	10,400
Changes in operating assets and liabilities:
Accounts receivable	1,645	1,204
Prepaid expenses	-	96
Accounts payable and accrued expenses	21,710	(9,487)
Net cash used by operating activities	(101)	(19,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) from (to) shareholder	-	17,778
Net borrowings (repayments) on line of credit	-	612
Net cash provided by financing activities	-	18,390

NET DECREASE IN CASH	(101)	(791)

CASH, BEGINNING OF PERIOD	8,238	2,318

CASH, END OF PERIOD	$8,137	$1,527

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$543	$535
Cash paid for income taxes	$-	$-

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

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the three months ended August 31, 2010 and 2009 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K for the fiscal year ended May 31, 2010.

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

SIGNIFICANT CUSTOMERS

During the three months ended August 31, 2010 the Company had one customer that accounted for 41% of the Company's revenues. During the three months ended August 31, 2009, the Company had two customers that accounted for 36% and 11% of the Company’s revenues.  Foreign sales (primarily royalty income from Canada) amounted to $11,652 and $8,799 for the three months ended August, 2010 and 2009, respectively.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At August 31, 2010 and 2009, the Company had no potentially dilutive shares.

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

3. LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (total interest rate was 5.48% at August 31, 2010). The line is callable upon demand.

4. COMMITMENTS AND CONTINGENCIES

The Company has agreements with companies to pay a royalty on sales of certain videos (co produced with these companies). The royalty is based on a specified formula, which averages approximately 35% of net amounts collected.

The Company currently rents office space for $900 per month on a month-to-month basis. Rent expense was $2,700 and $7,500 for the three months ended August 31, 2010 and 2009, respectively.

5. RELATED PARTY TRANSACTIONS

The Company has an agreement with its President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2011. The note is secured by all right, title and interest in and to the Company’s video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2011. On March 16, 2009, the Company issued 3,000,000 shares of its common stock to its President in payment of $180,000 on this note.  As of August 31, 2010, the balance on the note and related accrued interest was $66,767 and $12,046, respectively.

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

The second critical accounting policy relates to production costs. The Company periodically incurs costs to produce new management training videos and to enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. No such costs were incurred in the three months ended August 31, 2010 or 2009.

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

To date our cash flows from operations have been minimal. Other than from operations and our line of credit, our only source of capital is an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2011. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2011. On March 16, 2009, the Company entered into an agreement to issue 3.0 million shares of restricted common stock of the Company in exchange for a total of $180,000 of debt due to the Company’s President. As of August 31, 2010, the Company owes Mr. Young a total of $66,767 in principal, and a total of $12,046 in related accrued interest.

We anticipate that the cash flow from operations, together with the available funds under the above referenced agreement with our president will be sufficient to fulfill our capital requirements through fiscal year 2011.

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

If during the next twelve months we do not complete the recapitalization of the Company with Pharmco (see Note 6), our revenue is insufficient to continue operations, or we are unable to raise funds through the sale of additional equity, or from traditional borrowing sources, we may be required to totally abandon our business plan and seek other business opportunities in a related or unrelated industry. Such opportunities may include a reverse merger with a privately held company. The result of which could cause the existing shareholders to be severely diluted.

Three-Month Period Ended August 31, 2010 Compared to Three-Month Period Ended August 31, 2009

Revenues

Our revenues for the three month period ended August 31, 2010 were $19,172.  Revenues for the prior three month period ended August 31, 2009, were $31,873.  This represents a decrease of $12,701.  This substantial decrease is mainly the result of the following factors:(a) the slowdown in the general economy which has a direct impact on corporate training budgets, (b) the aging of the videos produced by us and the fact that we have not introduced any new videos into the marketplace during the past three fiscal years, and (c) the inability to hire sales personnel due to the lack of available funds.

Domestic product sales and rentals, royalties resulting from the closed circuit telecast of our videos, and royalties derived from international sales made up 98% and 100% of the total revenue in the three-month periods ended August 31, 2010 and 2009, respectively. Sales of videos produced by other companies accounted for approximately 5% of revenues in the three-month period ended August 31, 2010 and approximately 70% in the same period in 2009. As a result of our limited financial resources which prevent us from financing and producing any new videos, we expect that the sale of videos produced by others will continue to vary significantly in each period.

Costs and Expenses

Our cost of goods sold during the three month period ended August 31, 2010, decreased to $895 from $7,709 during the three months ended August 31, 2009.   This represents a decrease of $6,814.  The cost of goods sold as a percent of sales decreased by approximately 19% (24% in 2009 to 5% in 2010). This decrease is a direct result of the sales mix during the quarter ended August 31, 2010 shifting to higher gross profit items (i.e., royalties on previously produced product).

Approximately 5% of our revenue was generated from the sale of training videos produced by companies with which we have distribution contracts with.  The terms of these distribution contracts vary with regard to percentage of discount we receive.  These discounts range from a low of 35% to a high of 50% of gross receipts.  As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix.  However, we anticipate that excluding production costs, the cost of goods sold as a percentage of revenues will be approximately within the 15 to 35 percent range.

Total operating expenses increased to $51,333 during the three months ended August 31, 2010 from $44,758 in the three month period ended August 31, 2009.  This represents an increase of $6,575.

Selling and marketing expenses decreased to $3,188 during the three months ended August 31, 2010 from $3,877 during the three months ended August 31, 2009. This represents a decrease of $689.  These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, advertising space in trade publications, and commissions on sales.

General and administrative expenses increased to $46,256 during the three months ended August 31, 2010 from $39,817 during the three months ended August 31, 2009. This represents an increase of $6,439.  The main components in these general and administrative expenses are the contribution of services by our CEO valued at $10,400 per quarter, consulting fees, and professional fees for accounting and legal services, and rent.  We anticipate that our general and administrative expenses will remain at this level until we generate additional revenues to support an increase in our infrastructure.

The Company incurred no significant research and development expenses in either period. This was due to the fact that we did not research any new training products during these periods due to negative cash flows in 2010 and 2009.

Interest expense increased to $1,889 during the three months ended August 31, 2010 from $1,064 during the three months ended August 31, 2009. This represents an increase $825.  This increase is primarily due to the Company additional borrowings from he Company’s President. As a result, the Company owes Mr. Young $66,767 as of August 31, 2010, pursuant to an agreement to fund any shortfall in cash flow up to $250,000 at 8% interest through June 30, 2011. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2011.

Our net loss increased to $33,856 during the three months ended August 31, 2010 from $21,394 during the three months ended August 31, 2009.  This is an increase of $12,462. The primary cause of this increase is due to the increase in the professional fees. The increase in our net loss was partially offset by the decrease in sales, along with a general decrease in the remaining operating expenses.

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

Should our recapitalization with Pharmco LLC not be consummated, management expects that sales of videos and training materials, along with available funds under an agreement with its President and majority shareholder should satisfy our cash requirements through fiscal 2011. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

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

We currently have no full time employees. We do have two part time consultants who assist with the administration functions. We mainly utilize outside services to handle our accounting and other administrative requirements, and commissioned sales personnel to handle the selling and marketing of our videos. Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, works on a part-time basis. During the quarter ended August 31, 2010, Mr. Young contributed non-cash compensation (representing the estimated value of services and the use of personal equipment contributed to the Company) of $10,400.

Liquidity and Capital Resources

Our working capital deficit increased to $91,977 during the three months ended August 31, 2010 from $79,306 during the three months ended August 31, 2009.  This is the result of a decrease in our revenues during the quarter and continuing fixed expenses

Our cash flows used by operations were $101 during the three months ended August 31, 2010.  This is the result of our net loss of $33,856 partially offset by a contribution of capital for services in the amount of $10,400 and an increase in accounts payable and accrued expenses of $21,710.

Our cash flows used by operations were $19,181 during the three months ended August 31, 2009.  This is the result of our net loss of $21,394 partially offset by a contribution of capital for services in the amount of $10,400 and a decrease in accounts payable and accrued expenses of $9,487.

During 2010 and 2009 we did not use any cash for investing activities.

During the three months ended August 31, 2010 we did not have any cash flows from financing activities.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of Buddy Young, who serves as both our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Mr. Young concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our annual report on Form 10-K, for our year ended May 31, 2010, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2010 accurately present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended August 31, 2010, no matters were submitted to the Company's security holders.

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

PROGRESSIVE TRAINING, INC. (Registrant)
Dated: October 13, 2010	/s/ Buddy Young Buddy Young, President and Chief Executive Officer