Form 10-Q
period 2010-11-30
Progressive Care Inc.
filed 2011-01-19
CIK 1402945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number: 000-52684

PROGRESSIVE CARE INC.
(Name of small business issuer in its charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

901 N. Miami Beach Blvd., Suite 1, N. Miami Beach, FL	33162
(Address of principal executive offices)	(Zip Code)

(305) 919-7399
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share
  (Title of Class)

       Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐         No ☐

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of January 10, 2011, the Registrant had 35,280,000 shares of common stock outstanding.

PROGRESSIVE CARE INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progressive Care Inc. and Subsidiaries
Consolidated Balance Sheets

	November 30, 2010	May 31, 2010
	(Unaudited)

Assets

Current Assets
Cash	$155,357	$8,238
Accounts receivable - net	336,716	4,439
Inventories	267,956	-
Total Current Assets	760,029	12,677

Property and equipment - net	56,947	-

Goodwill	3,548,369	-

Total Assets	$4,365,345	$12,677

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$127,800	$43,206
Income taxes payable	21,581	-
Notes payable	543,078	39,338
Notes payable - related parties	136,096	66,767
Accrued interest payable - related parties	30,952	10,700
Total Current Liabilities	859,507	160,011

Stockholders' Equity (Deficit)
Common stock, par value $0.0001; 100,000,000 shares
authorized, 35,280,000 and 5,280,000 issued and outstanding	3,528	528
Additional paid in capital	5,216,123	1,598,323
Accumulated deficit	(1,713,813)	(1,746,185)
Total Stockholders' Equity (Deficit)	3,505,838	(147,334)

Total Liabilities and Stockholders' Equity (Deficit)	$4,365,345	$12,677

See accompanying notes to unaudited consolidated financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009

Sales - net	$699,148	$14,705	$717,962	$46,578

Cost of sales	376,187	675	377,082	8,384

Gross profit	322,961	14,030	340,880	38,194

Selling, general and administrative expenses	236,647	39,996	272,478	84,490

Income (loss) from operations	86,315	(25,966)	68,402	(46,296)

Interest expense	(12,560)	(1,476)	(14,449)	(2,540)

Income (loss) before provision for income taxes	73,755	(27,442)	53,954	(48,836)

Provision for income taxes	(29,502)	-	(21,581)	-

Net income (loss)	$44,253	$(27,442)	$32,372	$(48,836)

Net income (loss) per share - basic and diluted	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	9,182,951	5,280,000	11,837,377	5,280,000

See accompanying notes to unaudited consolidated financial statements

Progressive Care Inc. and Subsidiaries
Statements of Cash Flows
(Unaudited)

	Six Months Ended November 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$32,372	$(48,836)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Contributed services - related party	20,800	20,800
Depreciation	4,815	-
Changes in operating assets and liabilities:
Accounts receivable - net	7,230	2,775
Prepaid expenses	-	1,046
Inventories	96,750	-
Accounts payable and accrued liabilities	(22,734)	(10,175)
Income taxes payable	21,581	-
Accrued interest - related parties	(13,912)	-
Net Cash Provided by (Used in) Operating Activities	146,902	(34,390)

Cash Flows From Investing Activities:
Cash acquired in acquisition of PharmCo	11,706	-
Purchase of property and equipment	(2,981)	-
Net Cash Provided by Investing Activities	8,725	-

Cash Flows From Financing Activities:
Proceeds from notes payable	10,000	612
Proceeds from notes payable - related parties	-	35,955
Repayment of note payable	(3,509)	-
Repayment of note payable - related parties	(14,999)
Contributed capital - related party	-	-
Net Cash Provided by (Used in) Financing Activities	(8,508)	36,567

Net increase in cash	$147,119	$2,177

Cash at beginning of period	8,238	2,318

Cash at end of period	$155,357	$4,495

Supplemental disclosures of cash flow information:
Cash paid for interest	$560	$1,127

See accompanying notes to unaudited consolidated financial statements

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 30, 2010
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2010, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended May 31, 2010. The interim results for the period ended November 30, 2010 are not necessarily indicative of results for the full fiscal year.

The Company currently has a May 31, year end and intends to change its year end to December 31.Certain May 31, 2010 amounts have been reclassified to conform to the current period presentation.

Note 2 Organization & Nature of Operations

Progressive Care Inc., (the “Company”, formerly Progressive Training, Inc.) was incorporated under the laws of the state of Delaware on October 31, 2006.

PharmCo, LLC (“PharmCo”), headquartered in North Miami Beach, Florida, was formed on November 29, 2005 as a Florida Limited Liability Company. In connection with a merger between PharmCo, LLC and Progressive Care Inc. on October 21, 2010 (see Note 8), PharmCo was converted into a “C” corporation. The Company acquired PharmCo to bring this entity public. Also see Note 10 regarding the sale of the Company’s training video business.

The Company operates a retail drugstore, which sells prescription drugs and durable medical equipment plus an assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, lottery tickets, seasonal merchandise, greeting cards and convenience foods. The Company also delivers prescription drugs and durable medical equipment to long term care facilities.

Note 3 Summary of Significant Accounting Policies

Principles of Consolidation

All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, and estimates of the probability and potential magnitude of contingent liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from estimates.

Cash

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents at November 30, 2010 and May 31, 2010.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits; however, at November 30, 2010 and May 31, 2010, the balance did not exceed the federally insured limit.

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 30, 2010
(Unaudited)

Risks and Uncertainties

The Company's operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. These conditions not only limit our access to capital, but make it difficult to accurately forecast and plan future business activities.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the pharmacy business, (ii) general economic conditions, and (iii) the volatility of prices pertaining to food and beverages in connection with the Company’s sale of merchandise.

Accounts Receivable

The Company’s primary receivables are from various insurance providers at November 30, 2010; at May 31, 2010 the Company had no insurance receivables as it was not in the pharmacy business. Those accounting for a more than 10% concentration are shown below.

Insurance Provider	November 30, 2010	May 31, 2010
A	19%	-%
B	11%	-%

Inventories

Inventories are valued on a lower of first-in, first-out (FIFO) cost or market basis.  Inventories primarily consist of medications and durable medical equipment.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed on a straight-line basis over estimated useful lives as follows:

Description	Estimated Useful Life
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease
Furniture and equipment	5 years
Computer equipment and software	3 years
Vehicles	3-5 years

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the three or six months ended November 30, 2010 and 2009.

Goodwill

The Company accounts for goodwill in accordance with ASC No. 350 "Intangible Goodwill and Other", whereby goodwill is not amortized, and is tested for impairment at the reporting unit level annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit, our retail pharmacy store, to which goodwill is assigned.

ASC No. 350 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.

As part of the first step, the Company generally estimates the fair value of the reporting unit based on market prices (i.e., the amount for which the assets could be bought by or sold to a third party), when available. When market prices are not available, we estimate the fair value of the reporting unit using the income approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our historical operating results, future business plans, expected growth rates, cost of capital, future economic conditions, etc. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. The Company has not yet conducted a goodwill impairment test for its pharmacy business; however, there are no clear indicators of any potential impairment at this time. At future reporting dates, the Company may use a combination of approaches to determine impairment such as the market and income approach. The Company is still evaluating the preliminary estimate for goodwill at November 30, 2010.

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 30, 2010
(Unaudited)

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●   Level 1 – quoted market prices in active markets for identical assets or liabilities.

●   Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●   Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of November 30, 2010, the Company’s goodwill is considered level 2. There were no related disclosures for May 31, 2010.

The Company's financial instruments consisted primarily of cash, accounts receivable, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of November 30, 2010 and May 31, 2010, due to the short term nature of these instruments.

Segment Information

The Company generates revenue predominantly from its retail pharmacy.  The Company also has generated revenues from its training videos, however, this amount is immaterial and therefore, segment presentation is not provided.  See Note 10 regarding the disposition of the training video business.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

For the six months ended November 30, 2010, the Company had 2 identifiable revenue streams:

(i)	Pharmacy

The Company recognizes its pharmacy revenue when a customer picks up their prescription or purchases merchandise at the store.  Billings for prescription orders are with third-party payers, including Medicare, Medicaid and other insurance carriers.  Customer returns are immaterial. Sales taxes are not included in revenue.

Total pharmacy revenues were $668,986; this represents approximately 93% of total revenues.

(ii)	Training Videos

The Company recognizes revenue from its workforce training videos product sales upon shipment to the customer. Rental income is recognized over the related period that the videos are rented. The Company does not accept returns; damaged or defective products are replaced upon receipt. Such returns have been negligible since the Company's inception. Sales taxes are not included in revenue.

Total training video revenues were $48,976; this represents approximately 7% of total revenues.

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 30, 2010
(Unaudited)

Cost of Sales

Cost of pharmacy sales is derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventories.   All other costs related to sales are expensed as incurred.

Vendor Concentrations

For the period ended November 30, 2010 the Company had significant vendor concentrations relating to its pharmacy business; for the year ended May 31, 2010 the Company had no major concentrations.

Vendor	November 30, 2010	May 31, 2010
A	44%	-%
B	18%	-%

Since there are an abundance of pharmaceutical resellers in the United States, management does not believe that losing any vendor relationship will have an impact on the Company’s business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses mainly consist of store salaries, contract labor, occupancy costs, and expenses directly related to the store.  Other administrative costs include advertising, insurance and depreciation.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are as follows:

Three months Ended November 30,		Six months Ended November 30,
2010	2009	2010	2009
$14,460	$-	$14,520	$-

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided. We have applied fair value accounting and the related provisions of Accounting Standards Codification (“ASC”) 718 for all share based payment awards. The fair value of share-based payments is recognized ratably over the stated vesting period. In the event of termination, we will cease to recognize compensation expense.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At November 30, 2010 and 2009, respectively, the Company did not record any liabilities for uncertain tax positions.

At November 30, 2010, the Company reflected net income for the period.  The Company has accrued an income tax provision based upon an expected tax rate of 40%.

Earnings (Loss) per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company also had no common stock equivalents.

The computation of basic and diluted loss per share for the three and six months ended November 30, 2010 are equivalent since there are no common stock equivalents that can be computed to dilute earnings per share.

For the three and six months ended November 30, 2009, the Company had continuing losses, therefore the computation of both basic and diluted are equivalent.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our financial statements.

In August 2010, the FASB issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. Comments on this exposure draft were due by December 15, 2010 and the final standard is expected to be issued in the second quarter of 2011. The Company believes that the proposed standard, as currently drafted, will have neither a material impact on its reported financial position and reported results of operations, nor a material impact on the liquidity of the Company.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our consolidated financial statements.

Note 4 Accounts Receivable

Accounts receivable consisted of the following at November 30, 2010 and May 31, 2010.

	2010	2009
Gross accounts receivable	$363,493	$12,639
Allowance	(26,777)	(8,200)
Accounts receivable – net	$336,716	$4,439

Based upon the best available evidence, including industry statistics, the Company has determined that 5% reflects the most accurate allowance for its pharmacy related receivables.

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 30, 2010
(Unaudited)

Note 5 Property and Equipment

Property and Equipment consisted of the following at November 30, 2010 and May 31, 2010.

	November 30, 2010	May 31, 2010
Leasehold improvements and fixtures	$105,129	$-
Furniture and equipment	12,469	12,546
Computer equipment and software	24,284	-
Vehicles	35,570	-
Total	177,542	-
Less: accumulated depreciation	(120,505)	(12,546)
Property and equipment – net	$56,947	$-

Note 6 Notes Payable

(A) Notes payable

In connection with the acquisition of PharmCo, the Company assumed $490,000 in unsecured notes, which bear interest at 8%, are due on demand and mature one year from issuance, the first and last of which come due on February 16, 2011 and October 21, 2011; as a result, at November 30, 2010, all notes have been classified as short term. In connection with the issuance of these notes, $50,000 was paid as a debt issuance cost to a company controlled by a principal stockholder, which was recorded as interest expense prior to the merger.

On October 22, 2010, the Company received an additional $10,000 under the previous terms.

In connection with the merger, the Company financed a vehicle at 4.9% interest, payable in 72 equal installments of $125 per month beginning November 11, 2010.  The original principle amount of the note was $7,249; at November 30, 2010, the Company had repaid 2,949.  The Company intends to pay the note off within six months due to a dealer incentive which would pay the Company a rebate of $1,500. The remaining principle amount of this note was $4,299.

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's former President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (interest rate was 5.48% at November 30, 2010). The line is callable upon demand. During the six months ended November 30, 2010, the Company repaid $560. At November 30, 2010 and May 31, 2010 the balance of this line of credit was $38,778 and $39,338, respectively.

(B) Notes payable – related parties

In connection with the acquisition of PharmCo, the Company assumed two unsecured related party notes totaling $84,328, one for $11,000 with an affiliate of the Chief Executive Officer, which was non interest bearing and due on demand. In December 2010, the $11,000 note was repaid.

The second  note was executed for $73,328 with an affiliate of a former member of PharmCo, which bears interest at 8%, and is due on demand.

The Company has an agreement with its former President to fund any shortfall in cash flow up to $250,000, at 8% interest through June 30, 2011. The note is secured by all video training assets. Unpaid principal and interest under the Note will be due on December 31, 2011.  During the six months ended November 30, 2010, the Company repaid $3,999. At November 30, 2010, the balance on the note and related accrued interest was $62,768 and $12,585, respectively; at May 31, 2010, the balance on the note and related accrued interest was $66,767 and $10,700, respectively.

Note 7 Commitments and Contingencies

Operating Lease

The Company leases approximately 7,000 square feet of space under a 10-year lease executed January 11, 2011.

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 30, 2010
(Unaudited)

Rent expense was $36,644 and $10,200 for the six months ended November 30, 2010 and 2009.

Rent expenses for PharmCo for fiscal years 2011 through 2020 are approximately as follows:

Year	Amount
2011	$177,000
2012	189,000
2013	196,000
2014	203,000
2015	210,000
thereafter	1,218,000
$2,193,000

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time may harm its business. The Company is currently neither a party to any suits nor is it aware of any such legal proceedings or claims to be filed against it.

Note 8 Acquisition of PharmCo

On October 21, 2010, the Company acquired 100% of the members’ interests of PharmCo Corp. For financial reporting purposes, the Company is the legal acquirer and PharmCo is the accounting acquirer. Assets and liabilities of both companies are included at their historical amounts. The consolidated statement of operations and cash flows includes; PharmCo for the period from October 21, 2010, (the date of acquisition) to November 30, 2010, and of the Company for the three and six months ended November 30, 2010. The balance sheets of both entities are consolidated at November 30, 2010.

In a private transaction, prior to the merger, PharmCo paid $123,080 to the controlling stockholder of the Company to acquire approximately 43% of this individuals control shares which equated to a total of 33% control. The acquisition of these shares did not give the Company control at that time.

Consideration paid by the Company was the issuance of 30,000,000 shares of Company common stock. The fair value, of $3,600,000, for the 30,000,000 shares was determined on the basis of the closing market price ($0.12/share) of Company’s common shares on the acquisition date.

The transaction was accounted for using the acquisition method required by Topic 805, “Business Combinations”. Accordingly, goodwill is measured as the excess of the total consideration including the fair value of any non-controlling interest (“NCI”) on acquisition date over the amounts assigned to the identifiable assets acquired and liabilities assumed. The Company had no allocation for NCI in this transaction.

The assignment of the total consideration as of the date of the acquisition is as follows:

Consideration transferred at fair value:
Common stock	$3,600,000
Total consideration	3,600,000

Assets acquired:
Cash	11,706
Accounts receivable - net	339,507
Prepaid expenses	13,556
Inventories	364,706
Property and equipment	45,225
Deposits and other assets	1,500
Total assets acquired	776,200

Liabilities assumed:
Accounts payable and accrued expenses	108,828
Notes payable	497,249
Notes payable – related parties	84,328
Accrued interest – related parties	34,164
Total liabilities assumed	724,569

Total net assets acquired	51,631

Goodwill	$3,548,369

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 30, 2010
(Unaudited)

The business combination is considered a tax-free reorganization; therefore, acquired goodwill is not tax-deductible.

The Company paid approximately $60,000 in professional fees related to the acquisition of PharmCo.

The following unaudited condensed consolidated pro forma information gives effect to the acquisition of PharmCo as if the transaction had occurred on June 1, 2009, the first day of the prior fiscal year.  The pro forma information presented is also for the current period in which the transaction occurred, which is June 1, 2010 to the acquisition date of October 21, 2010.

The following pro-forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition been completed on June 1, 2009, nor are they indicative of results that may occur in any future periods:

	Year Ended May 31, 2010	Period Ended October 21, 2010
Revenues	$3,095,224	$3,105,251
Net Income	$170,599	$1,269,855

Net Income per Common Share - Basic and Diluted	$0.01	$0.04
Weighted Average Common Shares Outstanding - Basic and Diluted	35,280,000	35,280,000

The Company did not have any Common Stock equivalents during these periods; as a result, basic and diluted earnings per share were equivalent.

Note 9 Stockholders’ Equity (Deficit)

During the six months ended November 30, 2010, the Company’s former Chief Executive Officer contributed services, having a fair value of $20,800, based upon the value of the services provided.

Note 10 Subsequent Events

On December 1, 2010, Progressive Care Inc. entered into three separate employment agreements with three related parties, and one employment agreement with a third party for salaries ranging from $48,000 to $300,000 per annum. In addition, restricted share stock compensation was authorized ranging from to $5,000 to $25,000 per quarter. Refer to the Company’s Form 8-K filed December 29, 2010, which is incorporate herein by reference.

On December 31, 2010, the Company entered into an Asset Transfer, Assignment and Assumption Agreement (the “Transfer Agreement”) with Futura Pictures, Inc. (“Futura”) an entity controlled by the former seller of Progressive Training, Inc. Under the terms of the agreement, the Company transferred all of the assets and liabilities associated with its workforce training business to Futura in exchange for the assumption of related liabilities. This transaction was executed to reflect the Company’s change in business from that of producing and distributing workforce training videos to owning and operating retail pharmacies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2010, found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in this 10-Q and as applicable in Part I, Item 1A of our Annual Report on Form 10-K.

Overview

The Company, through its wholly-owned subsidiary, PharmCo Corp., is principally a retail drugstore that sells prescription and non-prescription drugs as well as general merchandise.  General merchandise includes, among other things, household items, greeting cards, convenience foods, personal care, beauty care, candy, lottery tickets, and assorted seasonal items.  The Company also services various long term care facilities providing them “onsite” access to the Company’s retail store.

The Company’s sales, gross profit margin and gross profit dollars are impacted by both the percentage of prescriptions that we fill that are generic and the rate at which new generic versions are introduced to the market.  In general, generic versions of drugs generate lower total sales dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs.  The positive impact on gross profit margins and gross profit dollars has historically been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version. In any given year, the number of drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on our sales, gross profit margins and gross profit dollars.  Moreover, because any number of factors outside of the Company’s control or ability to foresee can affect timing for a generic drug to enter the marketplace, we face substantial uncertainty in predicting when such introduction will occur and what effect they will have on particular future periods.

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of multi-source (i.e., generic) drugs, the continued development of innovative drugs that improve quality of life and control health care costs, and the expansion of health care insurance coverage under the Patient Protection and Affordable Care Act signed into law on March 23, 2010 (the "ACA").  The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements.

We plan to expand into new markets and increase penetration in existing markets. To support our growth, we are actively seeking new locations.  We are focused on retail organic growth; however, consideration is given to retail and other acquisitions that provide unique opportunities and fit our business objectives.

Recent Developments

On October 21, 2010 the “Company” entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with PharmCo Corp., a privately held Florida corporation (“PharmCo”). Upon closing PharmCo, became a wholly-owned subsidiary of the Company.

Upon the closing of the Merger, each of the directors and officers of the Company resigned and the following persons became our executive officers and directors, and hold the positions set forth opposite their respective names. All directors hold office for one-year terms until the election and qualification of their successors.  Officers are appointed by the board of directors and serve at the discretion of the board.  There is no family relationship between any director and executive officer.

Name	Age	Position with the Company
Avraham A. Friedman	35	Chief Executive Officer and Director

Andy Subachan	35	Chief Operating Officer and Director

Alan Jay Weisberg	64	Chief Financial Officer and Director

On December 1, 2010 the Company entered into three-year employment agreements with its three Executive Officers.

Effective December 31, 2010 the Company, which prior to the Merger primarily provided assorted training videos, ceased this part of its operation so that it may concentrate solely on its pharmacy business.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following discussion regarding research and development expenses, general and administrative expenses and non-cash compensation expense involve our most critical accounting policies.

Goodwill

The Company accounts for goodwill in accordance with ASC No. 350 "Intangible Goodwill and Other", whereby goodwill is not amortized, and is tested for impairment at the reporting unit level annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit, our retail pharmacy store, to which goodwill is assigned.

ASC No. 350 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.

As part of the first step, the Company generally estimates the fair value of the reporting unit based on market prices (i.e., the amount for which the assets could be bought by or sold to a third party), when available. When market prices are not available, we estimate the fair value of the reporting unit using the income approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our historical operating results, future business plans, expected growth rates, cost of capital, future economic conditions, etc. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. The Company has not yet conducted a goodwill impairment test for its pharmacy business; however, there are no clear indicators of any potential impairment at this time. At future reporting dates, the Company may use a combination of approaches to determine impairment such as the market and income approach. The Company is still evaluating the preliminary estimate for goodwill at November 30, 2010.

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●   Level 1 – quoted market prices in active markets for identical assets or liabilities.

●   Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●   Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of November 30, 2010, the Company’s goodwill is considered level 2. There were no related disclosures for May 31, 2010.

The Company's financial instruments consisted primarily of cash, accounts receivable, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of November 30, 2010 and May 31, 2010, due to the short term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

For the six months ended November 30, 2010, the Company had 2 identifiable revenue streams:

(i) Pharmacy

The Company recognizes its pharmacy revenue when a customer picks up their prescription or purchases merchandise at the store.  Billings for prescription orders are with third-party payers, including Medicare, Medicaid and other insurance carriers.  Customer returns are immaterial.

Total pharmacy revenues were $668,986; this represents approximately 93% of total revenues.

(ii) Training Videos

The Company recognizes revenue from its workforce training videos product sales upon shipment to the customer. Rental income is recognized over the related period that the videos are rented. The Company does not accept returns; damaged or defective products are replaced upon receipt. Such returns have been negligible since the Company's inception. Sales taxes are not included in revenue.

Total training video revenues were $48,976; this represents approximately 7% of total revenues.

RESULTS OF OPERATIONS

Quarter Ended November 30, 2010 and 2009

Net income for the quarter ended November 30, 2010 was $44,253 or $0.00 per share as compared to a net loss of $27,442 or  $(0.01) per share for same period ended November 30, 2009. The net income increase in the quarter was attributable to the Company’s shift in focus from that of a training film manufacturer and distributor to that of a retail pharmacy provider.

Net sales for the quarter ended November 30, 2010 increased by 4,754%, from $14,705 to $699,148. The increases resulted from sales gained from the acquisition of PharmCo, and therefore a comparison of the two periods is not indicative of past results or expected future growth. Net Sales for the quarter ended November 30, 2010 included PharmCo sales and related costs of goods sold and expenses only from the acquisition date (October 21, 2010) to November 30, 2010.

Gross margin as a percent of sales was 46.2% in the current quarter compared to 95.4% last year.  Overall margins in the quarter were impacted by the Company’s shift in business model.  Also impacting margins was an increase in retail pharmacy margins relating to generic drug sales.

Selling, general and administrative expenses as a percentage of net sales for the six months ended November 30, 2010 were 33.8% as compared to 272% for the same period in 2009.

Pharmacy sales represented 98% of total net sales for the second quarter ended November 30, 2010.

Interest expense increased by $11,084 (from $1,476 to $12,560) for the quarter ended November 30, 2010 as compared to the same period in 2009.  The increase in interest expense is primarily attributed to notes acquired in the PharmCo acquisition as well as interest on oustanding line of credit.

Six months Ended November 30, 2010 and 2009

Net income for the six months ended November 30, 2010 was $32,372 or $0.00 per share as compared to a net loss of $48,836 or  $(0.01) per share for same period ended November 30, 2009. The net income increase for the six months ended November 30, 2010 was attributable to the Company’s shift in focus from that of a training film manufacturer and distributor to that of a retail pharmacy provider.

Net sales for the six months ended November 30, 2010 increased by 1,541%, from $46,578 to $717,962. The increases resulted from sales gained from the acquisition of PharmCo, and therefore a comparison of the two periods is not indicative of past results or expected future growth. Net Sales for the six months ended November 30, 2010 included PharmCo sales and related COGS and expenses only from the acquisition date (October 21, 2010) to November 30, 2010.

Gross margin as a percent of sales was 47.5% for the six months ended November 30, 2010 as compared to 82.0% for the same period last year.  Overall margins for the period ended November 30, 2010 were impacted by the Company’s shift in business model.  Also impacting margins was an increase in retail pharmacy margins relating to generic drug sales.

Selling, general and administrative expenses as a percentage of net sales for the six months ended November 30, 2010 were 38.0% as compared to 181.4% for the same period in 2009.

Pharmacy sales represented 93% of total net sales for the six months ended November 30, 2010.

Interest expense increased by $11,909 (from $2,540 to $14,449) for the six months ended November 30, 2010 as compared to the same period last year.  The increase in interest expense is primarily attributed to notes acquired in the PharmCo acquisition.

Liquidity and Capital Resources

Cash was $155,357 at November 30, 2010, compared to $8,238 at May 31, 2010.

Net cash provided by operating activities for the six months ended November 30, 2010 was $146,902 compared to $34,390 used in operations a year ago.

Net cash provided by investing activities was $8,725 for the six months ended November 30, 2010 compared to $0 a year ago.  Additions to property and equipment were $2,981 compared to $0 last year.  During the current year’s second quarter we acquired cash of $11,706 in the acquisition of PharmCo.

Net cash used in financing activities was $8,508 compared to the prior year’s net cash provided by financing activities of $36,567.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in Item 1A “Risk Factors” in our Form 10-K for the fiscal year ended May 31, 2010 and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our business is subject to various industry, economic, regulatory and other risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, you should carefully consider the risks described below, which could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

The health of the economy in general and in the markets we serve could adversely affect our business and our financial results.

Our business is affected by the economy in general, including changes in consumer purchasing power, preferences and/or spending patterns. These changes could affect drug utilization trends as well as the financial health and number of covered lives of our clients, resulting in an adverse effect on our business and financial results.
In that regard, the current economic recession has resulted in declining drug utilization trends during 2008 and 2009. It is possible that a worsening of these trends will cause further decline in drug utilization, and dampen demand for pharmaceutical drugs and durable medical equipment as well as consumer demand for sundry products sold in our retail store. If this were to occur, our business and financial results could be adversely affected.
Further, interest rate fluctuations and changes in capital market conditions may affect our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms and our ability to execute sale or lease transactions under acceptable terms.

Inability to realize the benefits of the PharmCo acquisition.

We may not be able to achieve all of the anticipated long-term strategic benefits of the PharmCo acquisition. An inability to realize the full extent of, or any of the anticipated benefits could have an adverse effect on our business, financial position and results of operations, which may affect the value of the shares of our common stock.

Reductions in the reimbursement by pharmacy benefit management could adversely affect our businesses.

We derive a significant portion of our sales from prescription drug sales reimbursed through prescription drug plans administered by pharmacy benefit management (PBM) companies.    PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates.  If our participation in the prescription drug programs administered by one or more of the large PBM companies is restricted or terminated, we expect that our sales would be adversely affected, at least in the short term.  If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results may be materially adversely affected.

Efforts to reduce reimbursement levels and alter health care financing practices could adversely affect our businesses.

The continued efforts of health maintenance organizations, managed care organizations, other companies, government entities, and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact our profitability. In particular, increased utilization of generic pharmaceuticals (which normally yield a higher gross profit rate than equivalent brand named drugs), has resulted in pressure to decrease reimbursement payments to retail and mail order pharmacies for generic drugs, causing a reduction in the generic profit rate. In addition, during the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are underway at the federal and state government levels. Changing political, economic and regulatory influences may affect health care financing and reimbursement practices. If the current health care financing and reimbursement system changes significantly, the combined company’s business, financial position and results of operations could be materially adversely affected.

The Deficit Reduction Act of 2005 (the “DRA”) seeks to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. According to the Congressional Budget Office, retail pharmacies are expected to negotiate with individual states for higher dispensing fees to mitigate the adverse effect of these changes. These changes were expected to begin to take effect in 2007 and to result in reduced Medicaid reimbursement rates for retail pharmacies. During 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule implementing the new reimbursement formula. Subsequent to issuance of this rule, a group of retail pharmacy industry trade groups filed suit in Federal District Court seeking to enjoin CMS from implementing the rule. In December 2007, the United States District Court for the District of Columbia preliminarily enjoined CMS from implementing the final rule to the extent such action affects Medicaid reimbursement rates for retail pharmacies. In October 2008, CMS issued a rule which modified the definition of multi-source drugs, seeking to address one of the legal challenges on which the injunction was issued. Plaintiffs in the litigation responded with an amended complaint asserting that the revised definition continues to be inconsistent with the DRA. Accordingly, the timing and extent of any reductions and the impact on the Company cannot be determined at this time.

Our profitability can be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs.

Our sales and profit margins are affected by the introduction of new brand name and generic drugs.  New brand name drugs can result in increased drug utilization and associated sales revenues, while the introduction of lower priced generic alternatives typically result in higher gross profit margins.  Accordingly, a decrease in the number of significant new drugs or generics successfully introduced could adversely affect our results of operations.

Risks related to the frequency and rate of the introduction of new prescription drugs as well as generic alternatives to brand name prescription products.

The profitability of retail pharmacy businesses are dependent upon the utilization of prescription drug products. Utilization trends are affected by the introduction of new and successful prescription pharmaceuticals as well as lower priced generic alternatives to existing brand name products. Accordingly, a slowdown in the introduction of new and successful prescription pharmaceuticals and/or generic alternatives (the sale of which normally yield higher gross profit margins than brand name equivalents) could adversely affect our business, financial position and results of operations.

Risks of declining gross margins in the PBM industry.

The PBM industry has been experiencing margin pressure as a result of competitive pressures and increased client demands for lower prices, enhanced service offerings and/or higher service levels. In that regard, our Company maintains contractual relationships with generic pharmaceutical distributors that provide for purchase discounts and/or rebates on drugs. Manufacturer rebates often depend on a variety of criteria and cannot be relied upon for greater margins. Competitive pressures in the industry may cause us to share with clients a larger portion of rebates and/or discounts received. In addition, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, purchase discount and rebate arrangements with pharmaceutical suppliers and manufacturers could also reduce the discounts or rebates we receive. Accordingly, margin pressure in the industry resulting from these trends could adversely affect our business, financial position and results of operations.

Uncertainty regarding the impact of Medicare Part D may adversely affect our business, financial position and our results of operations.

Since its inception in 2006, the Medicare Drug Benefit has resulted in increased utilization and decreased pharmacy gross margin rates as higher margin business, such as cash and state Medicaid customers, migrated to Medicare Part D coverage. Further, as a result of the Medicare Drug Benefit, our PBM clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of the Medicare Drug Benefit may outweigh any opportunities for new business generated by the new benefit. In addition, if the cost and complexity of the Medicare Drug Benefit exceed management’s expectations or prevent effective program implementation or administration; if changes to the regulations regarding how drug costs are reported for Medicare Drug Benefit and retiree drug subsidy purposes are implemented in a manner that impacts the profitability of our Medicare Part D business; if the government alters Medicare program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of the Medicare Drug Benefit or for other reasons; if we fail to design and maintain programs that are attractive to Medicare participants; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under the Medicare Drug Benefit’s competitive bidding process, our Medicare Part D services and the ability to expand our Medicare Part D services could be materially and adversely affected, and our business, financial position and results of operations may be adversely affected.

Changes in industry pricing benchmarks could adversely affect our business, financial position and results of operations.

Contracts in the prescription drug industry generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”), maximum acquisition cost ("MAC") and wholesale acquisition cost (“WAC”).

Recent events, including the proposed FDB and Medi-Span settlements have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.

Changes in reporting of AWP, or in the basis for calculating reimbursement proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of payments for drugs by Medicaid and Medicare, could impact our pricing to customers and other payors and could impact our ability to negotiate rebates and/or discounts with manufacturers, wholesalers, PBMs or retail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive from Medicare or Medicaid programs for drugs covered by such programs and from MCOs that contract with government health programs to provide prescription drug benefits. In addition, it is possible that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and PBM services in the future, and the effect of this development on the business of the Company cannot be predicted at this time.

The industries in which we operate are extremely competitive and competition could adversely affect our business, financial position and results of operations.

We operate in a highly competitive environment. As a pharmacy retailer, we compete with other drugstore chains, supermarkets, discount retailers, membership clubs, Internet companies and retail health clinics, as well as other mail order pharmacies. In that regard, many pharmacy benefit plans have implemented plan designs that mandate or provide incentives to fill maintenance medications through mail order pharmacies. To the extent this trend continues, our retail pharmacy business could be adversely affected. In addition, some of these competitors may offer services and pricing terms that we may not be willing or able to offer. Competition may also come from other sources in the future. As a result, competition could have an adverse effect on our business, financial position and results of operations.

Competitors in the PBM industry include large national PBM companies, such as Medco Health Solutions, Inc. and Express Scripts, Inc., as well as many local or regional PBMs. In addition, there are several large health insurers and managed care plans (e.g., UnitedHealthcare, Wellpoint, Aetna, CIGNA) and retail pharmacies (e.g., Walgreens & CVS) which have their own PBM capabilities as well as several other national and regional companies that provide some or all of the same services. Some of these competitors may offer services and pricing terms that we, even if the anticipated benefits of our merger are realized in full, may not be able to offer. In addition, competition may also come from other sources in the future. As a result, competition could have an adverse effect on our business, financial position and results of operations.

Existing and new government legislative and regulatory action could adversely affect our business, financial position and results of operations.

The PBM business and retail drugstore business are subject to numerous federal, state and local laws and regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of licensure. The regulations to which we are subject include, but are not limited to: accounting standards; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; and regulations of the FDA, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell. In that regard, our business, financial position and results of operations could be affected by one or more of the following:

•
federal and state laws and regulations governing the purchase, distribution, management, dispensing and reimbursement of prescription drugs and related services, whether at retail or mail, and applicable licensing requirements;

•	the effect of the expiration of patents covering brand name drugs and the introduction of generic products;

•	the frequency and rate of approvals by the FDA of new brand named and generic drugs, or of over-the-counter status for brand name drugs;

•	FDA regulation affecting the retail or PBM industry;

•
rules and regulations issued pursuant to the HIPAA; and other federal and state laws affecting the use, disclosure and transmission of health information, such as state security breach laws and state laws limiting the use and disclosure of prescriber information;

•	administration of the Medicare Drug Benefit, including legislative changes and/or CMS rulemaking and interpretation;

•	government regulation of the development, administration, review and updating of formularies and drug lists;

•	state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;

•	impact of network access (any willing provider) legislation on ability to manage pharmacy networks;

•	managed care reform and plan design legislation;

•	insurance licensing and other insurance regulatory requirements applicable to offering a PDP in connection with the Medicare Drug Benefit; and

•	direct regulation of pharmacies or PBMs by regulatory and quasi-regulatory bodies.

Changes in the health care regulatory environment may adversely affect our business.

The ACA and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively.  A number of the provisions of those laws require rulemaking action by governmental agencies to implement, which has not yet occurred.  Future rulemaking could increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way we do business. We cannot predict the timing or impact of any future rulemaking, but any such rulemaking could have an adverse impact on our results of operations.

Risks related to litigation and other legal proceedings.

Pharmacy services and retail pharmacy are highly regulated and litigious industries; however, our Company is currently not subject to litigation matters and legal proceedings. Notwithstanding, should this occur, adverse resolution of these matters could have a material adverse effect on our business and results of operations.

Efforts to reform the U.S. health care system may adversely affect our financial performance

Congress periodically considers proposals to reform the U.S. health care system. These proposals may increase government involvement in health care and regulation of PBM or pharmacy services, or otherwise change the way the combined company or its clients do business. Health plan sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that the combined company would provide. The Company cannot predict what effect, if any, these proposals may have on its retail and pharmacy services businesses. Other legislative or market-driven changes in the health care system that the Company cannot anticipate could also materially adversely affect the combined company’s consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.
The foregoing is not a comprehensive listing and there can be no assurance that we have correctly identified and appropriately assessed all factors affecting the business. As such, we refer you to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes our “Cautionary Statement Concerning Forward-Looking Statements.”

If the merchandise and services that we offer fail to meet customer needs, our sales may be affected.

Our success depends on our ability to offer a superior shopping experience, a quality assortment of available merchandise and superior customer service. We must identify, obtain supplies of, and offer to our customers, attractive, innovative and high-quality merchandise on a continuous basis. Our products and services must satisfy the needs and desires of our customers, whose preferences may change in the future.  If we misjudge either the demand for products and services we sell or our customers’ purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer.  In addition, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. This would have a negative effect on our business and results of operations.

Our ability to grow our business may be constrained by our inability to find suitable new store locations at acceptable prices.

Our ability to grow our business may be constrained if suitable new store locations cannot be identified with lease terms or purchase prices that are acceptable to us. We compete with other retailers and businesses for suitable locations for our stores. Local land use and other regulations applicable to the types of stores we desire to construct may impact our ability to find suitable locations and influence the cost of constructing our stores. The expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores. Further, changing local demographics at existing store locations may adversely affect revenue and profitability levels at those stores.

Should a product liability issue, recall or personal injury issue arise, inadequate product or other liability insurance coverage or our inability to maintain such insurance may result in a material adverse effect on our business and financial condition.

Products that we sell could become subject to contamination, product tampering, mislabeling, recall or other damage. In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury. Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we sell or services we provide.

There are a number of additional business risks which could adversely affect our financial results.

Many other factors could adversely affect our financial results, including:

•	If we are unsuccessful in establishing effective advertising, marketing and promotional programs, our sales or sales margins could be negatively affected.

•
Our success depends on our continued ability to attract and retain store and management and professional personnel, and the loss of key personnel could have an adverse effect on the results of our operations, financial condition or cash flow.

•
We may not be able to successfully and timely implement new computer systems and technology or business processes, or may experience disruptions or delays to the computer systems we depend on to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes, which could adversely impact our operations and our ability to attract and retain customers.

•
Changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to  carrying value for the Company’s reporting units, including goodwill and intangible assets, may have an adverse effect on the Company’s financial condition and results of operations.

•
Severe weather conditions, terrorist activities, health epidemics or pandemics or the prospect of these events can impact our store operations or damage our facilities in affected areas or have an adverse impact on consumer confidence levels and spending in our store.

•
The long-term effects of climate change on general economic conditions and the pharmacy industry in particular are unclear, and changes in the supply, demand or available sources of energy may affect the availability or cost of goods and services, including natural resources, necessary to run our business.

•
The products we sell are sourced from a wide variety of domestic and international vendors, and any future inability to find qualified vendors and access products in a timely and efficient manner could adversely impact our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED AND REMOVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROGRESSIVE CARE INC.

By:	/s/ Avraham A. Friedman
Avraham Friedman
President and Chief Executive Officer (Principal Executive Officer)
Date: January 19, 2011