Form 10-K
period 2010-12-31
Progressive Care Inc.
filed 2011-04-15
CIK 1402945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from June 1, 2010 to December 31, 2010

Commission file number: 000-52684

Progressive Care, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 N. Miami Beach Blvd, Suite 1, N. Miami Beach, FL  33162
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 1-305-919-7399

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 per share	(OTC Bulletin Board)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of March 31, 2011, based upon the last sale price reported for such date on the OTC Bulletin Board was $14,112,000

Number of shares of common stock outstanding as of March 31, 2011 was 35,280,000.

Documents incorporated by reference:  Please refer to section 15(a)(3) of this filing.

PROGRESSIVE CARE, INC.

FORM 10-KT

PART I.

Forward-Looking Statements

Most of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “aim,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.  Such risks and uncertainties include the risks noted under “Item 1A Risk Factors.”  We do not undertake any obligation to update any forward-looking statements.

ITEM 1. BUSINESS

GENERAL

Business Strategy

Progressive Care Inc., through its subsidiary PharmCo, LLC (the “Company”, or “Pharmco”), is a growing Long Term Care (“LTC”) and retail pharmacy in South Florida. Today, the Company is focused on three competitive markets: Long Term Care institutions, Retail pharmacy customers and Durable Medical Equipment (“DME”). The Company’s business strategy is to leverage its retail and LTC business to support its efforts in selling pharmaceutical products and DME to its growing base of institutional customers. The Company currently utilizes a three-pronged approach to business development: community based marketing, network building among healthcare service providers to increase opportunities for growth and cooperation, and providing unparalleled service to its customers. The concentrated efforts in these areas have made PharmCo one of the fastest growing pharmacy service providers in South Florida.

Progressive Care is currently exploring various avenues of growth and expansion. Some of the initiatives include identifying, building and acquiring additional strategic locations throughout South Florida, adding new technologies, and establishing the PharmCo brand. These initiatives may require and depend on the Company’s ability to raise additional capital.

Products and Services

PharmCo provides distribution of pharmaceuticals, related pharmacy consulting, and durable medical equipment and accessories to retail and long term care customers such as skilled nursing facilities (SNFs), assisted living facilities (ALFs), retirement centers and communities, doctors’ offices and clinics. For its long term care customers, PharmCo provides purchasing, repackaging and dispensing of both prescription and non-prescription pharmaceutical products. PharmCo utilizes a unit-of-dose packaging system as opposed to traditional vials used for its retail customers. This method of distribution improves control and patient compliance with recommended drug therapy by increasing the timeliness and accuracy of medication dispensing. PharmCo also provides computerized maintenance of patient prescription histories, third party billing and consultant pharmacist services. Its consulting services consist primarily of evaluation of monthly patient drug therapy and monitoring the institution’s drug distribution system.

PharmCo is one of the few providers of durable medical equipment in Florida that was awarded a contract through competitive bidding. This has positioned PharmCo to become one of the fastest growing DME providers in South Florida.

As a retail pharmacy, PharmCo offers traditional pharmacy services to its retail customers as well as free home delivery twice a day. While offering a full range of pharmaceutical products and durable medical equipment, PharmCo also offers brand name products customary in retail drug stores along with a more unique selection of all- natural nutritional supplements and community based products.

Geographic Operations

PharmCo currently caters to South Florida’s diverse retail as well as long term care population where its drivers make free same day deliveries. PharmCo’s customers currently reside in Miami-Dade, Broward, and Palm Beach Counties. The Company is based in North Miami Beach and prides itself on its complete offering of community centered products and services such as offering a variety of kosher nutritional products and providing specialized assistance to Spanish, Russian, French and Creole speaking customers.

Competition

Pharmco competes with national and independent retail drug stores, supermarkets, convenience stores, mail order prescription providers, discount merchandisers, membership clubs, health clinics, and internet pharmacies. Competition is based on several factors including store location and convenience, customer service and satisfaction, product selection and variety, and price. Pharmco’s competitive advantage lies in providing superior personalized service to the patients and facility operators, selectively adding labor saving and compliance enhancing technologies and carrying through a spoke-and- hub infrastructure inventory to provide rapid delivery of durable medical equipment and all pharmaceutical needs.

We face substantial competition within the pharmaceutical healthcare services industry and in the past year have seen even more consolidation. We expect to see this trend continue in the coming year and it is uncertain what effect, if any, these consolidations will have on us or the industry as a whole. The industry also includes a number of large, well-capitalized companies with nationwide operations and capabilities in the specialty services and PBM services arenas, such as CVS Caremark, Express Scripts, Medco Health Solutions, Walgreens, MedImpact Healthcare Systems and many smaller organizations that typically operate on a local or regional basis. In the Specialty Pharmacy Services segment, we compete with several national and regional specialty pharmaceutical distribution companies that have substantial financial resources and which also provide products and services to the chronically ill such as CVS Caremark, Express Scripts and Medco Health Solutions and Walgreens.

Some of our Specialty Pharmacy Services competitors are under common control with, or are owned by, pharmaceutical wholesalers and distributors or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. Some of our primary competitors, such as Omnicare and Walgreens, have a substantially larger market share than our existing market share. Moreover, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. As a result of such advantageous pricing, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products. However, we do not believe that we compete strictly on the selling price of particular products or services in either business segment; rather, we offer customers the opportunity to receive high quality care.

Sales and Marketing

PharmCo sales and marketing efforts are focused primarily on long term care facilities. Though the long term care industry is a highly competitive market, LTC facilities have long been underserviced by pharmaceutical and DME retailers. Currently, PharmCo services several LTC facilities in South Florida and is uniquely positioned to capitalize on its sales and marketing efforts in this area.

The addition of contracts with healthcare payors like Medicare, Medicaid and other managed care organizations have become an integral component for sales success. On November 3, 2010, through competitive bidding, PharmCo was awarded a contract by Medicare to supply hospital beds, oxygen supplies, power wheelchairs and scooters, walkers, and all related accessories. This contract dramatically increases PharmCo’s ability to expand the sales of its durable medical equipment business.

Government Regulation and Sustainability

As a participant in the healthcare industry our operations and relationships are subject to Federal and state laws and regulations and enforcement by Federal and state governmental agencies. Various Federal and state laws and regulations govern the purchase, dispensing or distribution, and management of prescription drugs and related services we provide and may affect us. We believe that we are in substantial compliance with all legal requirements material to our operations.

We conduct ongoing educational programs to inform employees regarding compliance with relevant laws and regulations and maintain a formal reporting procedure to disclose possible violations of these laws and regulations to the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services.

Professional Licensure. Pharmacists, pharmacy technicians and certain other health care professionals employed by us are required to be individually licensed or certified under applicable state law. We perform criminal and other background checks on employees and are required under state licensure to ensure that our employees possess all necessary licenses and certifications. We believe that our employees comply in all material respects with applicable licensure laws.

State laws require that each pharmacy location be licensed as an in-state pharmacy to dispense pharmaceuticals in that state. State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Such standards often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. We believe that our pharmacy’s present and future locations comply with all state licensing laws applicable to these businesses. If our pharmacy location becomes subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, our ability to operate in the state would be limited, which could have an adverse impact on our business?

Other Laws Affecting Pharmacy Operations.  We are subject to Federal and state statutes and regulations governing the operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, medical waste disposal, and clinical trials. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacy with the United States Drug Enforcement Administration and to comply with security, record keeping, inventory control and labeling standards in order to dispense controlled substances.

Food, Drug and Cosmetic Act.  Certain provisions of the Federal Food, Drug and Cosmetic Act govern the handling and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements as long as they are not adulterated or misbranded and are dispensed in accordance with, and pursuant to, a valid prescription. We believe that we comply in all material respects with all applicable requirements.

Anti-Kickback Laws.  Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, bona fide employment arrangements, group purchasing and personal services arrangements), the Federal “anti-kickback” law prohibits the knowing and willful offer or payment of any remuneration to induce the referral of an individual or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of healthcare items or services paid for in whole or in part by Medicare, Medicaid or other government-funded healthcare programs (including both traditional Medicaid fee-for-service programs as well as Medicaid managed care programs).  Violation of the Federal anti-kickback statute could subject us to criminal and/or civil penalties including suspension or exclusion from Medicare and Medicaid programs and other government-funded healthcare programs.  A number of states also have enacted anti-kickback laws that sometimes apply not only to state-sponsored healthcare programs but also to items or services that are paid for by private insurance and self-pay patients.  State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than federal law.  Management carefully considers the importance of such anti-kickback laws when structuring our operations, and believes that we are in compliance therewith.

The Federal anti-kickback law has been interpreted broadly by courts, the OIG and other administrative bodies. Because of the broad scope of those statutes, Federal regulations establish certain safe harbors from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests held by a person or entity, and certain properly disclosed payments made by vendors to group purchasing organizations, as well as for other transactions or relationships. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain “product conversion” or “switching” programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

The Stark Laws.  The Federal self-referral law, commonly known as the “Stark Law”, prohibits physicians from referring Medicare patients for “designated health services” (which include, among other things, outpatient prescription drugs, durable medical equipment and supplies and home health services) to an entity with which the physician, or an immediate family member of the physician, has a direct or indirect financial relationship, unless the financial relationship is structured to meet an applicable exception. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and program exclusion. Management carefully considers the Stark Law and its accompanying regulations in structuring our relationships with physicians and believes that we are in compliance therewith.

State Self-Referral Laws.  We are subject to state statutes and regulations that prohibit payments for the referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Some state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or health provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the Federal Stark Law and vary significantly from state to state. Certain of these state statutes mirror the Federal Stark Law while others may be more restrictive. The laws are often vague, and in many cases, have not been widely interpreted by courts or regulatory agencies; however, we believe we are in compliance with such laws.

Statutes Prohibiting False Claims and Fraudulent Billing Activities.  A range of Federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the Federal False Claims Act (the “False Claims Act”), which imposes civil penalties for knowingly making or causing to be made false claims in order to secure a reimbursement from government-sponsored programs, such as Medicare and Medicaid. Investigations or actions commenced under the False Claims Act may be brought either by the government or by private individuals on behalf of the government, through a “whistleblower” or “qui tam” action. The False Claims Act authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. If the government intervenes in the lawsuit and prevails, the whistleblower (or plaintiff filing the initial complaint) may share with the Federal government in any settlement or judgment. If the government does not intervene in the lawsuit, the whistleblower plaintiff may pursue the action independently. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act.

Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages. In recent years, Federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Under Section 1909 of the Social Security Act, which became effective January 1, 2007, if a state false claim act meets certain requirements as determined by the OIG in consultation with the U.S. Attorney General the state is entitled to an increase of ten percentage points in the state medical assistance percentage with respect to any amounts recovered under a state action brought under such a law. Some of the larger states in terms of population that have had the OIG review such laws include: California, Florida, Illinois, Indiana, Massachusetts, Michigan, Nevada, Tennessee and Texas. We operate in one of these states and submit claims for Medicaid reimbursement to the respective state Medicaid agency.  This legislation has led to increased auditing activities by state healthcare regulators.  As such, we have been the subject of an increased number of audits.  While we believe that we are in compliance with Medicaid and Medicare billing rules and requirements, there can be no assurance that regulators would agree with the methodology employed by us in billing for our products and services and a material disagreement between us and these governmental agencies on the manner in which we provide products or services could have a material adverse effect on our business and operations, our financial position and our results of operations.

The False Claims Act also has been used by the Federal government and private whistleblowers to bring enforcement actions under so-called “fraud and abuse” laws like the Federal anti-kickback statute and the Stark Law.  Such actions are not based on a contention that an entity has submitted claims that are facially invalid.  Instead, such actions are based on the theory that when an entity submits a claim, it either expressly or impliedly certifies that it has provided the underlying services in compliance with applicable laws, and therefore that services provided and billed for during an anti-kickback statute or Stark Law violation result in false claims, even if such claims are billed accurately for appropriate and medically necessary services.  The availability of the False Claims Act to enforce alleged fraud and abuse violations has increased the potential for such actions to be brought, and which often are costly and time-consuming to defend.

Reimbursement.  Approximately 60% of our revenues are derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide benefits to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. Should there be material changes to Federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as services fees that relate indirectly to such reimbursements, could be adversely affected.

Confidentiality, Privacy and HIPAA.  Most of our activities involve the receipt, use and disclosure of confidential medical, pharmacy or other health-related information concerning individual members, including the disclosure of the confidential information to the member’s health benefit plan.

On April 14, 2003 the final regulations issued by United States Department of Health and Human Services (“HHS”),  regarding the privacy of individually identifiable health information (the “Privacy Regulations”) pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) took effect. The Privacy Regulations are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual.

The requirements imposed by the Privacy Regulations, the Transactions Standards, and the Security Standards are extensive and can require substantial cost and effort to assess and implement. We have taken and will continue to take steps that we believe are reasonable to ensure that our policies and procedures are in compliance with the Privacy Regulations, the Transactions Standards and the Security Standards. The requirements imposed by HIPAA have increased our burden and costs of regulatory compliance, altered our reporting to Plan Sponsors and reduced the amount of information we can use or disclose if members do not authorize such uses or disclosures.

The healthcare industry is one of the fastest growing industries. In the United States, the provision of healthcare services of any kind is highly competitive. The Company’s ability to recruit qualified personnel, attract new institutional and retail clients, expand the reach of its pharmacy operations relies on its ability to quickly adapt to changing societal attitudes, market pressure and government regulation. The Company’s business model incorporates leveraging current revenue streams towards aggressive growth strategies.

Available Information

The mailing address of our principal executive offices is 901 N. Miami Beach Blvd, Suite 1, N. Miami Beach, FL  33162. Our telephone number is 1-305-919-7399.

All of our reports filed with the SEC (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports) are accessible through the SEC’s website at www.sec.gov, free of charge, after we electronically file the reports with the SEC. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Employees

At December 31, 2010 we had approximately 22 total employees (consisting of 15 regular employees and 7 temporary employees), compared to approximately 2 total employees at May 31, 2010.

ITEM 1A. RISK FACTORS

RISKS RELATING TO OUR BUSINESS

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

We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.

As of March 31, 2011, we have 21 full-time employees. We have also engaged consultants to advise us on various aspects of our business. Our future performance will depend in part on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management.

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

Contracts in the prescription drug industry generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”), average sales price (“ASP”) and wholesale acquisition cost (“WAC”).
Recent events, including the proposed FDB and Medi-Span settlements described in the Government Regulation of Health Care Matters section, have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.

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

Competitors in the PBM industry include large national PBM companies, such as Medco Health Solutions, Inc. and Express Scripts, Inc., as well as many local or regional PBMs. In addition, there are several large health insurers and managed care plans (e.g., United Healthcare, Wellpoint, Aetna, CIGNA) and retail pharmacies (e.g., Walgreens & CVS) which have their own PBM capabilities as well as several other national and regional companies that provide some or all of the same services. Some of these competitors may offer services and pricing terms that we, even if the anticipated benefits of our merger are realized in full, may not be able to offer. In addition, competition may also come from other sources in the future. As a result, competition could have an adverse effect on our business, financial position and results of operations.

Existing and new government legislative and regulatory action could adversely affect our business, financial position and results of operations.

The PBM business and retail drugstore business are subject to numerous federal, state and local laws and regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of licensure. The regulations to which we are subject include, but are not limited to: the laws and regulations described in the Government Regulation of Health Care Matters section; accounting standards; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; and regulations of the FDA, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell. In that regard, our business, financial position and results of operations could be affected by one or more of the following:

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

The sustainability of our current business model is also dependent on the availability, pricing and rules and regulations relating to the dispensing of controlled medications. Changes that affect any of these variables could greatly impact our current revenue streams as well as alter our business structure and future plans for growth and development.

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

There are a number of additional business risks which could adversely affect our financial results.

Many other factors could adversely affect our financial results, including:

	If we are unsuccessful in establishing effective advertising, marketing and promotional programs, our sales or sales margins could be negatively affected.

Our success depends on our continued ability to attract and retain store and management and professional personnel, and the loss of key personnel could have an adverse effect on the results of our operations, financial condition or cash flow.


We may not be able to successfully and timely implement new computer systems and technology or business processes, or may experience disruptions or delays to the computer systems we depend on to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes, which could adversely impact our operations and our ability to attract and retain customers.


Changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to  carrying value for the Company’s reporting units, including goodwill and intangible assets, may have an adverse effect on the Company’s financial condition and results of operations.


Severe weather conditions, terrorist activities, health epidemics or pandemics or the prospect of these events can impact our store operations or damage our facilities in affected areas or have an adverse impact on consumer confidence levels and spending in our store.


The long-term effects of climate change on general economic conditions and the pharmacy industry in particular are unclear, and changes in the supply, demand or available sources of energy may affect the availability or cost of goods and services, including natural resources, necessary to run our business.


The products we sell are sourced from a wide variety of domestic and international vendors, and any future inability to find qualified vendors and access products in a timely and efficient manner could adversely impact our business.

An investment in our securities is highly speculative and involves a high degree of risk. Therefore, in evaluating us and our business you should carefully consider the risks set forth below, which are only a few of the risks associated with our business and our common stock. You should be in a position to risk the loss of your entire investment.

RISKS RELATING TO OUR STOCK

We will seek to raise additional funds in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our proposed expansion. If we raise additional capital through the issuance of equity or debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions and/or compensate consultants or settle outstanding payables using equity that may be dilutive. Our stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. If we cannot raise additional funds, we will have to delay development activities of our expansion plans.

We are controlled by our current officers, directors, and principal stockholders.

Currently, our directors, executive officers, and principal stockholders beneficially own a majority of our common stock. As a result, they will be able to exert substantial influence over the election of our board of directors and the vote on issues submitted to our stockholders. As of March 31, 2011, our officers, directors and principal stockholders beneficially owned approximately 30,000,000 million shares (83%) of our common stock, which number excludes shares of common stock issuable upon pursuant to certain employment and consulting agreements held by our officers, directors and principal stockholders.  Because our common is “thinly traded”, the sale of these shares by our officers, directors and/or principal stockholders could have a severely adverse affect on the market for our stock and our share price.

Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock is “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or nonexistent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

Although individual members of our management team have experience as officers of publicly traded companies, much of that experience came prior to the adoption of the Sarbanes-Oxley Act of 2002. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We cannot assure you that the common stock will be liquid or that it will remain listed on a securities exchange.

We cannot assure you that we will be able to maintain the listing standards of the OTCBB or any other national market. If we are delisted from the OTCBB then our common stock will trade, if at all, only on the pink sheets, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could further depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

There may be issuances of shares of preferred stock in the future.

Although we currently do not have preferred shares authorized, the board of directors could authorize the issuance of a series of preferred stock that would grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. To the extent that we do issue preferred stock, the rights of holders of common stock could be impaired thereby, including without limitation, with respect to liquidation.

We have never paid dividends.

We have never paid cash dividends on our common stock and do not anticipate paying any for the foreseeable future.

RISKS RELATED TO OUR INDUSTRY

We are subject to Government Regulation, compliance with which can be costly and difficult.

In the United States, the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our prescription drugs are subject to regulation by various governmental agencies, including (1) the Food and Drug Administration, or FDA, (2) the Federal Trade Commission, or FTC, (3) the Consumer Product Safety Commission, or CPSC, and (4) the United States Department of Agriculture, or USDA. Our proposed activities may also be regulated by various agencies of the states, localities in which prescription drugs are sold. The FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter, or OTC, drugs, conventional foods, dietary supplements, and cosmetics such as those that we sell.

The U.S. Dietary Supplement Health and Education Act of 1994, or DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act, or FFDCA, concerning the composition and labeling of dietary supplements and, we believe, the revisions are generally favorable to the dietary supplement industry. The legislation created a new statutory class of dietary supplements. This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers or marketers of dietary supplements in the United States and certain other jurisdictions that make product performance claims, including structure or function claims must have substantiation in their possession that the statements are truthful and not misleading. The majority of the products marketed by us in the United States are classified as conventional foods or dietary supplements under the FFDCA. The Company sells such dietary supplements and foods, and therefore changes in governmental policies could have an adverse affect on our sales.

Some of the products sold by us are considered conventional foods and are currently labeled as such. Within the United States, this category of products is subject to the Nutrition, Labeling and Education Act, or NLEA, and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product. The ingredients added to conventional foods must either be generally recognized as safe by experts, or GRAS, or be approved as food additives under FDA regulations.  The Company sells such convenience foods, and therefore changes in governmental policies could have an adverse affect on our sales.

Failure to adhere to certain regulatory requirements could result in the suspension of such certification necessary to sell prescription drugs and generate revenues.

We are subject to numerous federal, state and local laws relating to pharmaceutical sales, fire hazard control, and disposal of out of date prescription medications. We may incur significant costs to comply with these laws and regulations. The regulatory framework under which we operate will inevitably change in light of scientific, economic, demographic and policy developments and such changes may have a material adverse effect on our business.

If we are not able to receive third-party reimbursements we may not be able to sell products at competitive prices.

Pharmaceutical sales are dependent in part on the availability and adequacy of reimbursement from third party payers such as governments and private insurance plans. Third party payers are increasingly challenging established prices, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit.

In the U.S., consumer willingness to choose a self-administered outpatient prescription drug over a different drug or other form of treatment often depends on the manufacturer’s success in placing the product on a health plan formulary or drug list, which results in lower out-of-pocket costs. Favorable formulary placement typically requires the product to be less expensive than what the health plan determines to be therapeutically equivalent products, and often requires manufacturers to offer rebates. Federal law also requires manufacturers to pay rebates to state Medicaid programs in order to have their products reimbursed by Medicaid. Medicare, which covers most Americans over age 65 and the disabled, has adopted a new insurance regime that will offer eligible beneficiaries’ limited coverage for outpatient prescription drugs effective January 1, 2006. The prescription drugs that are covered under this insurance are specified on a formulary published by Medicare. As part of these changes, Medicare is adopting new payment formulas for prescription drugs administered by providers, such as hospitals or physicians that are generally expected to lower reimbursement.

We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably.

We could be subject to challenges under fraud and abuse laws

The U.S. federal Medicare/Medicaid anti-kickback law and similar state laws prohibit remuneration intended to induce physicians or others either to refer patients, or to acquire or arrange for or recommend the acquisition of health care products or services. While the federal law applies only to referrals, products or services receiving federal reimbursement, state laws often apply regardless of whether federal funds are involved. Other federal and state laws prohibit anyone from presenting or causing to be presented false or fraudulent payment claims. Recent federal and state enforcement actions under these statutes have targeted sales and marketing activities of prescription drug manufacturers. As we begin to market our products to health care providers, the relationships we form, such as compensating physicians for speaking or consulting services, providing financial support for continuing medical education or research programs, and assisting customers with third-party reimbursement claims, could be challenged under these laws and lead to civil or criminal penalties, including the exclusion of our products from federally-funded reimbursement. Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could have a material adverse effect on our business, results of operations and financial condition. We intend to consult counsel concerning the potential application of these and other laws to our business and to our sales, marketing and other activities to comply with them. Given their broad reach and the increasing attention given them by law enforcement authorities, however, we cannot assure you that some of our activities will not be challenged.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable because the Company is a smaller reporting company

ITEM 2. PROPERTIES

Our primary office is located at 901 N. Miami Beach Blvd, Suite 1, N. Miami Beach, FL  33162. We currently rent approximately 3,300 square feet of office and pharmacy space in North Miami, FL for a monthly rent of approx. $7,900.  This lease expires on December 31, 2020. We believe our current offices will be adequate for the foreseeable future.  Our phone number is (305) 919-7399 and our facsimile number is (305) 945-8098.

ITEM 3. LEGAL PROCEEDINGS

The information required by this Item 3 is incorporated herein by reference to the information set forth under the caption “Commitments and Contingencies” in Note 7 of the Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” and is incorporated herein by reference.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock trades on the OTC Bulletin Board under the symbol “RXMD” since April 12, 2011.   Prior to this, our common stock traded under the symbol “PRTR” on the OTC Bulletin Board since 11/21/2008. The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters during the last two calendar years. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on March 31, 2011 was $0.40 per share. As of March 31, 2011, there were approximately 170 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED DECEMBER 31, 2010
Fourth quarter	$0.35	$0.11
Third quarter	$0.11	$0.10
Second quarter	$0.13	$0.09
First quarter	$0.05	$0.05
YEAR ENDED DECEMBER 31, 2009
Fourth quarter	$0.12	$0.05
Third quarter	$0.07	$0.05
Second quarter	$0.12	$0.06
First quarter	$0.51	$0.05

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

There were no sales of unregistered securities during the fiscal year ended May 31, 2010 other than those transactions previously reported to the SEC on the Company’s quarterly report on Form 10-Q and current reports on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable because the Company is a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2010 found in this report and the year ended May 31, 2010 as filed on form 10-K on August 30, 2010. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,””may”  or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Report.

Introduction

The Company is principally a retail drugstore that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, convenience foods, personal care, beauty care, candy, photofinishing and seasonal items.

The drugstore industry is highly competitive.  In addition to other drugstore chains, independent drugstores and mail order prescription providers, we compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

The Company’s sales, gross profit margin and gross profit dollars are impacted by, among other things, both the percentage of prescriptions that we fill that are generic and the rate at which new generic versions are introduced to the market.  In general, generic versions of drugs generate lower total sales dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs.  The positive impact on gross profit margins and gross profit dollars has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a "generic conversion."  In any given year, the number of blockbuster drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on our sales, gross profit margins and gross profit dollars.  Moreover any number of factors outside of the Company’s control or ability to foresee can affect timing for a generic conversion; we face substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods.

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control health care costs, and the expansion of health care insurance coverage under the Patient Protection and Affordable Care Act signed into law on March 23, 2010 (the ACA).  The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements.  State Medicaid programs are also expected to continue to seek reductions in reimbursements independent of AMP.  In addition, the Company continuously faces reimbursement pressure from pharmacy benefit management (PBM) companies, health maintenance organizations, managed care organizations, and other commercial third party payers, and the Company’s agreements with these payers are regularly subject to expiration, termination or renegotiation.

We continue to increase our penetration in existing markets. To support our growth, we are looking at expanding to several new prime locations.  We are focused on retail organic growth; however, consideration is given to retail and other acquisitions that provide unique opportunities and fit our business objectives.

Results of Operations

Net loss for the seven months ended December 31, 2010 was $153,097 or $(0.02) per share (diluted).  The net loss increase was primarily attributable to a onetime charge against earnings of $334,791 relating to the acquisition of PharmCo. Earnings before taxes without this charge were $181,694.

The Company purchased PharmCo on October 21, 2010; therefore revenues are only included from the date of acquisition to December 31, 2010. Further this acquisition changed the Company’s business focus from the sale of training videos to retail pharmaceuticals.

Despite the fact that only 71 days of PharmCo’s revenue were included in total revenues, for the seven months ended December 31, 2010 as compared to the year ended May 31, 2010 net sales increased 1,320% to $1,295,571 or $0.04 per share (diluted).  Prescription sales represented 87% of total sales; DME equipment represented 9% of total sales; and the training video business which was disposed of on December 31, 2010 accounted for just 4% of the Company’s sales.

Gross margin as a percent of sales was 26% for the seven months ended December 31, 2010. Overall margins for this period were positively impacted by the sale of more generic drugs. Retail pharmacy margins for the period were positively affect of by more generic drug sales but was offset by market driven reimbursements.  Gross margins for the seven month period were positively impacted by higher front-end margins.  Also impacting margins for the seven month period were higher retail pharmacy margins where the positive effect of generic drug sales more than offset market driven reimbursements.

Selling, general and administrative expenses as a percentage of sales were 40% for the seven months ended December 31, 2010 and 164% for the year ended May 31, 2010. As a percentage of sales, for the seven months ended December 31, 2010 the decrease was due to our change in business model.

Liquidity and Capital Resources

Cash on hand was $204,336 at December 31, 2010 as compared to $9,138 at May 31, 2010.  Net cash provided by operating activities for the seven months ended December 31, 2010 was $247,317 compared to net cash used in operating activities of $45,197 for the year ended May 31, 2010. When compared to the prior year, cash from operating activities increased as a result of higher net earnings.

Net cash used for investing activities was $43,611 for the seven months ended December 31, 2010 as compared to net cash provided from investing activities of $51,117 for the year ended May 31, 2010. Additions to property and equipment were $51,209 for the seven months ended December 31, 2010 compared to $0 for the year ended May 31, 2010.

Net cash used for financing activities was $8,508 for the seven months ended December 31, 2010 as compared to $0 for the year ended May 31, 2010.

Critical Accounting Policies

The information required by this section is incorporated herein by reference to the information set forth under the caption “Summary of Significant Accounting Policies” in Note 3 of the Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” and is incorporated herein by reference.

Off-Balance Sheet Arrangements

We do not have any unconsolidated special purpose entities and, we do not have significant exposure to any off-balance sheet arrangements. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in Item 1A “Risk Factors” and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because the Company is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PROGRESSIVE CARE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Progressive Care, Inc.

We have audited the accompanying consolidated balance sheet of Progressive Care, Inc. and Subsidiary as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period June 1, 2010 to December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Progressive Care, Inc. as of May 31, 2010 were audited by other auditors; whose report dated August 25, 2010 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Progressive Care, Inc.  and Subsidiary as of December 31, 2010 and the results of its operations and its cash flows for the period June 1, 2010 to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Berman & Company, P.A.

Boca Raton, Florida
April 15, 2011

Progressive Care, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2010	May 31, 2010

Assets

Current Assets
Cash	$204,336	$-
Accounts receivable - net	406,587	-
Inventories	272,468	-
Current assets of discontinued operations	-	13,577
Total Current Assets	883,391	13,577

Property and equipment - net	77,133	-

Intangibles - net	1,817,868

Goodwill	1,348,402	-

Total Assets	$4,126,794	$13,577

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$131,357	$-
Income taxes payable	-	-
Notes payable	567,067	-
Notes payable - related parties	73,329	-
Accrued interest payable - related parties	24,672	-
Current liabilities of discontinued operations	-	160,911
Total Current Liabilities	796,425	160,911

Stockholders' Equity (Deficit)
Common stock, par value $0.0001; 100,000,000 shares
authorized, 35,280,000 and 5,280,000 issued and outstanding	3,528	528
Additional paid in capital	5,226,123	1,598,323
Accumulated deficit	(1,899,282)	(1,746,185)
Total Stockholders' Equity (Deficit)	3,330,369	(147,334)

Total Liabilities and Stockholders' Equity (Deficit)	$4,126,794	$13,577

See accompanying notes to consolidated financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statements of Operations

	7 Months Ended	Year Ended
	December 31, 2010	May 31, 2010

Sales - net	$1,295,571	$-

Cost of sales	958,743	-

Gross profit	336,828	-

Selling, general and administrative expenses	522,562	-

Loss from operations	(185,734)	-

Interest expense	(16,032)	-

Loss from continuing operations before provision for income taxes	(201,767)	-

Provision for income taxes	-	-

Loss from continuing operations	(201,767)	-

Discontinued operations
Loss from discontinued operations	(12,862)	(79,204)
Gain on disposition of subsidiary	61,532	-
Income (loss) from discontinued operations	48,670	(79,204)

Net loss	$(153,097)	$(79,204)

Basic and diluted income (loss) per share:
Continuing operations	$(0.02)	$-
Discontinued operations	$0.00	$(0.02)
Net loss	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
during the period - basic and diluted	11,837,377	5,280,000

See accompanying notes to consolidated financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity (Deficit)
Period ended December 31, 2010 and Year Ended May 31, 2010

	Common Stock				Total
	$0.0001 Par Value				Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, May 31, 2009	5,280,000	$528	$1,556,723	$(1,666,981)	$(109,730)

Contributed capital	-	-	41,600	-	41,600

Net loss for the year ended May 31, 2010 - discontinued operations	-	-	-	(79,204)	(79,204)

Balance, May 31, 2010	5,280,000	528	1,598,323	(1,746,185)	(147,334)

Issuance of common stock in connection with PharmCo acquisition	30,000,000	3,000	3,597,000	-	3,600,000

Contributed services - related party			30,800	-	30,800

Net loss for the period ended December 31, 2010	-	-	-	(153,097)	(201,767)

Balance, December 31, 2010	35,280,000	$3,528	$5,226,123	$(1,899,282)	$3,330,369

See accompanying notes to consolidated financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	7 Months Ended	Year Ended
	December 31, 2010	May 31, 2010
Cash Flows From Operating Activities:
Net loss - continuing operations	$(201,767)	$-
Net income (loss) - discontinued operations	48,670	(79,204)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Contributed services - related party	30,800	-
Depreciation	32,020	-
Amortization of intangibles	47,308	-
Gain on disposition of subsidiary - discontinued operations	(61,532)	-
Discontinued operations	-	34,007
Changes in operating assets and liabilities:
Accounts receivable - net	(64,568)	-
Prepaid expenses	-	-
Inventories	427,029	-
Accounts payable and accrued liabilities	9,549	-
Accrued interest - related parties	(20,192)	-
Net Cash Provided by (Used in) Operating Activities	247,317	(45,197)

Cash Flows From Investing Activities:
Cash acquired in acquisition of PharmCo less cash disposed of in sale of subsidiary	7,598	-
Purchase of property and equipment	(51,209)	-
Discontinued operations	-	45,197
Net Cash Provided By (Used in) Investing Activities	(43,611)	45,197

Cash Flows From Financing Activities:
Proceeds from notes payable	10,000	-
Proceeds from notes payable - related parties	-	-
Repayment of note payable	(3,509)	-
Repayment of note payable - related parties	(14,999)	-
Net Cash Provided Used in Financing Activities	(8,508)	-

Net increase in cash	195,198	5,920

Cash at beginning of period	9,138	-

Cash at end of period	$204,336	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,228	$2,195
Cash paid for taxes	-	-

Non-cash investing and finiancing activities
Issuance of Common Stock with PharmCo Acquisition	$3,600,000	$-

See accompanying notes to consolidated financial statements

Progressive Care, Inc. and Subsidiary
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

Note 1 Organization & Nature of Operations

Progressive Care, Inc., (the “Company”, formerly Progressive Training, Inc.) was incorporated under the laws of the state of Delaware on October 31, 2006.  PharmCo, LLC (“PharmCo”), headquartered in North Miami Beach, Florida, was formed on November 29, 2005 as a Florida Limited Liability Company. On October 21, 2010, the Company acquired PharmCo (see Note 8). On December 31, 2010, the Company disposed of its video training business (“Advanced Knowledge” or “Advanced”) (See Note 10).

The Company operates a retail drugstore, which sells prescription drugs and Durable Medical Equipment (“DME”) plus an assortment of general merchandise. The Company also delivers prescription drugs and DME to assisted living and long term care facilities. Prior to the acquisition, the Company operated a training video business.

Note 2 Basis of Presentation and Reclassification

On January 27, 2011, the Company changed its fiscal year end to December 31.  Certain May 31, 2010 amounts have been reclassified to conform to the new fiscal year’s presentation, which included presentation of discontinued operations.   As a result of the change at year end, the Company presented comparative financial statements of less than one year.

Note 3 Summary of Significant Accounting Policies

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, the value of its goodwill and intangible assets, estimates of tax liabilities and estimates of the probability and potential magnitude of contingent liabilities.

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

Cash

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits; however, at December 31, 2010 and May 31, 2010, the balance did not exceed the federally insured limit.

Progressive Care, Inc. and Subsidiary
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

Risks and Uncertainties

The Company's operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

Accounts Receivable

The Company’s primary receivables are from insurance providers at December 31, 2010; at May 31, 2010 the Company had no insurance receivables as it was not in the pharmacy business. Those accounting for a more than 10% concentration at December 31, 2010 are shown below.

Insurance Provider	December 31, 2010	May 31, 2010
A	16%	-%
B	13%	-%

Inventories

Inventories are valued on a lower of first-in, first-out (FIFO) cost or market basis.  Inventories primarily consist of prescription medications, DME and retail items.

Property and Equipment

Company used property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

The Company provides some DME on rent-to-own terms. Pursuant to Federal guidelines, Medicare rents DME equipment for the insured and pays the Company for 13 rental months, after which title to the equipment transfers to the insured.

Depreciation is computed on a straight-line basis over estimated useful lives as follows:

Description	Estimated Useful Life
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease
Furniture and equipment	5 years
Computer equipment and software	3 years
Vehicles	3-5 years
DME rental equipment	13 months

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken for the period ended December 31, 2010.

Progressive Care, Inc. and Subsidiary
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

Business Combinations

The Company account for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill. All acquisition costs are expensed as incurred.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Such intangible assets are reviewed for impairment if indicators of potential impairment exist. Indefinite-lived intangible assets are tested for impairment on an annual basis, or sooner if an indicator of impairment occurs.

No impairment charges of intangible assets were recorded for the period ended December 31, 2010.

Goodwill

Goodwill will be tested for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

The Company has not yet conducted a goodwill impairment test for its pharmacy business; however, there are no indicators of potential impairment. At future reporting dates, the Company would use a combination of approaches to determine impairment such as the market and income approach.

No impairment charges of goodwill were recorded for the period ended December 31, 2010.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The assets and liabilities relating to Advanced have been reclassified as discontinued operations in the balance sheets for the period ended December 31, 2010 and the year ended May 31, 2010 and the results of operations of Advanced for the current period and prior year are reported as discontinued operations and not included in the continuing operations figures.

Fair Value of Financial Instruments

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

Progressive Care, Inc. and Subsidiary
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 – quoted market prices in active markets for identical assets or liabilities.

●
Level 2 -inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2010, the Company’s goodwill and intangibles are considered level 2. There were no related disclosures for May 31, 2010.

The Company's financial instruments consisted primarily of cash, accounts receivable, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 2010 and May 31, 2010, due to the short term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

For the period ended December 31, 2010, the Company had 2 identifiable continuing revenue streams:

(i)	Pharmacy

The Company recognizes its pharmacy revenue when a customer picks up their prescription or purchases merchandise at the store.  Billings for most prescription orders are with third-party payers, including Medicare, Medicaid and other insurance carriers.  Customer returns are immaterial.

Total pharmacy revenues were $1,180,146; this represents approximately 91% of total revenues.

(ii)	Durable Medical Equipment

The Company first recognizes its DME revenue when the equipment is picked up at its store or delivered to the customer’s residence. Billings for most DME orders are with third-party payers, mainly Medicare & Medicaid and, to a much lesser extent, other private insurance carriers. Rental revenue is recognized every 30 days for a period of 12 additional months. Customer returns are immaterial.

Total DME revenues were $115,425; this represents approximately 9% of total revenues.

Progressive Care, Inc. and Subsidiary
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

(iii)	Training Videos Business

The Company recognized revenue from its workforce training videos product sales upon shipment to the customer. Rental income was recognized over the related period that the videos were rented. The Company did not accept returns; damaged or defective products were replaced upon receipt.

Total training video revenues were $52,271.

Cost of Sales

Cost of pharmacy sales is derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventories. All other costs related to sales are expensed as incurred.

Cost of DME sales is derived based upon vendor purchases relating to equipment sold and is adjusted based on periodic inventories. All other costs related to sales are expensed as incurred.

Vendor Concentrations

For the period ended December 31, 2010 the Company had significant vendor concentrations relating to its pharmacy business. For the year ended May 31, 2010 the Company had no pharmacy business.

Vendor	December 31, 2010	May 31, 2010
A	38%	-%
B	36%	-%

Because there are an abundance of pharmaceutical wholesalers in the United States, management does not believe that losing any vendor relationship will have an impact on the Company’s business.

Selling, General and Administrative Expenses

Primarily consists of store salaries, contract labor, occupancy costs, and expenses directly related to the store.  Other administrative costs include advertising, insurance and depreciation.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are as follows:

7 MonthsEnded December 31, 2010	Year Ended May 31, 2010
$26,797	$150

Progressive Care, Inc. and Subsidiary
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (included in FASB ASC Subtopic 740-10, Income Taxes — Overall), as of January 1, 2009, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company does not believe it has any uncertain tax positions.

Earnings (Loss) per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company also had no common stock equivalents; as a result, basic and diluted earnings per share were equivalent for the period ended December 31, 2010 and the year ended May 31, 2010.

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

Progressive Care, Inc. and Subsidiary
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

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

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our financial statements.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have an effect on its financial position, results of operations or cash flows.

Note 4 Accounts Receivable

Accounts receivable consisted of the following at December 31, 2010 and May 31, 2010.

	December 31, 2010	May 31, 2010
Gross accounts receivable	$425,956	$-
Allowance	(19,369)	-
Accounts receivable – net	$406,587	$-

Based upon the best available evidence, including industry statistics, the Company has determined that approximately 5% of its pharmacy business reflects the most accurate allowance for its insurance related receivables.

Accounts receivable for May 31, 2010 have been included as a component of current assets of discontinued operations.

Note 5 Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and May 31, 2010.

	December 31, 2010	May 31, 2010
Leasehold improvements and fixtures	$6,040	$-
Furniture and equipment	4,975	-
Computer equipment and software	28,526	-
Vehicles	34,209	-
DME rental equipment	35,403	-
Total	109,153	-
Less: accumulated depreciation	(32,020)	-
Property and equipment – net	$77,133	$-

Property and equipment for May 31, 2010 have been included as a component of current assets of discontinued operations.

Progressive Care, Inc. and Subsidiary
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

Note 6 Notes Payable

(A) Notes payable

The Company has an unsecured note, due on June 30, 2011, with its former CEO of $62,767.

In connection with the acquisition of PharmCo, the Company assumed $490,000 in unsecured notes, which bear interest at 8%, are due on demand and mature one year from issuance, the first and last of which were to come due on February 16, 2011 through October 21, 2011. As a result, at December 31, 2010, all notes have been classified as short term. In connection with the issuance of these notes, $50,000 was paid as a debt issuance cost, which was recorded as interest expense.

See Note 12 pertaining to conversion of debt.

On October 22, 2010, the Company received an additional $10,000 under the previous terms.

The Company financed a vehicle at 4.9% interest, payable in 72 equal installments of $125 per month beginning November 11, 2010.  The original principle amount of the note was $7,249; at December 31, 2010, the Company had repaid $2,949.  The Company intends to pay the note off within six months due to a dealer incentive which would pay the Company a rebate of $1,500. The remaining principle amount of this note was $4,300.

(B) Notes payable – related parties

In connection with the acquisition of PharmCo, the Company assumed two unsecured related party notes totaling $84,329, one for $11,000 with an affiliate of the Chief Executive Officer, which was non interest bearing and due on demand. In December 2010, the $11,000 note was repaid.

The second note, for $73,329, with an affiliate of a former member of PharmCo, bears interest at 8%, and is due on demand.

Note 7 Commitments and Contingencies

The Company leases approximately 3,300 square feet of space under a 10-year lease executed January 11, 2011. The Company also entered into a second lease for space of approximately 4,300 square feet at the same location. However since the Lessor did not start the build out of this space, the Company is in the process of cancelling this lease.

Rent expense was $31,732 and $15,600 for the period ended December 31, 2010 and the year ended May 31, 2010.

Rent expenses for the fiscal years of 2011 through 2020 are approximately as follows:

Year	Amount
2011	$94,736
2012	97,580
2013	100,522
2014	103,562
2015	106,668
thereafter	618,952
$1,122,020

Progressive Care, Inc. and Subsidiary
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

Employment Agreements

On December 1, 2010, the Company entered into an employment agreement with its Chief Executive Officer, Avraham A. Friedman.  Pursuant to the agreement, Mr. Friedman agreed to serve as the Company’s Chief Executive Officer for a term of three years. As consideration for his services, Mr. Friedman is entitled to a base salary of $300,000 per year. Mr. Friedman is also entitled to an annual bonus in accordance with the terms of his agreement.  He is also eligible to receive quarterly grants of restricted shares of the Company’s common stock in an amount equal to $25,000.  Such grants of common stock shall be valued based upon the closing bid price of the Company’s common stock on the last trading day of each quarter.

On December 1, 2010, the Company entered into an employment agreement with its Chief Operating Officer, Andy Subachan.  Pursuant to the agreement, Mr. Subachan agreed to serve as the Company’s Chief Operating Officer for a term of three years. As consideration for his services, Mr. Subachan is entitled to a base salary of $240,000 per year. Mr. Subachan is also entitled to an annual bonus in accordance with the terms of his agreement.  He is also eligible to receive quarterly grants of restricted shares of the Company’s common stock in an amount equal to $20,000.  Such grants of common stock shall be valued based upon the closing bid price of the Company’s common stock on the last trading day of each quarter.

On December 1, 2010, the Company entered into an employment agreement with its Chief Financial Officer, Alan Jay Weisberg.  Pursuant to the agreement, Mr. Weisberg agreed to serve as the Company’s Chief Financial Officer for a term of three years. As consideration for his services, Mr. Weisberg is entitled to a base salary of $48,000 per year. He is also eligible to receive quarterly grants of restricted shares of the Company’s common stock in an amount equal to $5,000.  Such grants of common stock shall be valued based upon the closing bid price of the Company’s common stock on the last trading day of each quarter.

Legal Matters

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

Progressive Care, Inc. and Subsidiary
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

Note 8 Acquisition of PharmCo

On October 21, 2010, the Company acquired PharmCo, LLC. The consolidated statement of operations and cash flows includes; PharmCo for the period from October 21, 2010, (the date of acquisition) to December 31, 2010, and of the Company for the period ended December 31, 2010. The balance sheets of both entities are consolidated at December 31, 2010.

In a private transaction, prior to the merger, PharmCo paid $123,080 to the controlling stockholder of the Company to acquire approximately 43% of this individuals shares which equated 1,718,000 shares (or a total of 33%.) The acquisition of these shares did not give PharmCo control.

Consideration paid by the Company was the issuance of 30,000,000 shares of Company common stock. The purchase price, of $3,600,000, for the 30,000,000 shares, was determined on the basis of the closing market price ($0.12/share) of Company’s common shares on the acquisition date.

The transaction was accounted for using the acquisition method. Accordingly, goodwill is measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed.

The assignment of the total consideration as of the date of the acquisition was as follows:

Consideration transferred at fair value:
Common stock	$3,600,000
Total consideration	3,600,000

Assets acquired:
Cash	13,206
Accounts receivable – net	339,507
Prepaid expenses	13,556
Inventories	699,497
Property and equipment	45,225
Intangibles	1,865,176
Total assets acquired	2,976,167

Liabilities assumed:
Accounts payable and accrued liabilities	108,828
Notes payable	497,249
Notes payable – related parties	84,328
Accrued Interest – related parties	34,164
Total liabilities assumed	724,569

Total net assets acquired	2,251,598

Goodwill	$1,348,402

The business combination is considered a tax-free reorganization; therefore, acquired goodwill is not tax-deductible.

The Company paid approximately $60,000 in professional fees related to the acquisition, these fees were expensed as incurred.

Progressive Care, Inc. and Subsidiary
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

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

Goodwill allocated to the PharmCo acquisition at December 31, 2010, and May 31, 2010, and changes in the carrying amount of goodwill for the respective periods, were as follows:

	Period Ended December 31, 2010	Year Ended May 31, 2010
Balance at beginning of period	$-	$-
Goodwill acquired during the period	$1,348,402	$-
Adjustments	-	-
Balance at end of period	$1,348,402	$-

The Company’s intangible assets associated with the PharmCo acquisition are as follows:

	December 31, 2010			May 31, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$1,564,635	$(44,431)	$1,520,204	$-	$-	-
Non-compete agreements	44,372	(2,877)	41,495	-	-	-

Amortizable intangible assets	1,609,007	(47,308)	1,561,699	-	-	-
Indefinite lived intangible assets	256,169	-	256,169	-	-	-
Total intangible assets	$1,865,176	$(47,308)	$1,817,868	$-	$-	$-

Progressive Care, Inc. and Subsidiary
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

The estimated useful lives of the Company’s intangible assets are as follows:

Customer relationships 6.85 years
Non-compete agreements 3.00 years

Amortization expense related to finite-lived intangible assets was $47,308 and $0 for the period ended December 31, 2010 and the year ended May 31, 2010.

Estimated future annual amortization expense of finite-lived intangible assets as of December 31, 2010, over the next five fiscal years and thereafter is as follows:

Fiscal Years	Amount
2011	$243,205
2012	243,205
2013	240,327
2014	228,414
2015	228,414
Thereafter	378,134
Total	$1,561,699

Note 9 Stockholders’ Equity (Deficit)

During the period ended December 31, 2010, the Company’s former Chief Executive Officer contributed services, having a fair value of $30,800, based upon the value of the services provided.

During the year ended May 31, 2010, the Company’s former Chief Executive Officer contributed services, having a fair value of $41,600, based upon the value of the services provided.

Note 10 Discontinued Operations - Disposition of Subsidiary

On December 31, 2010, the Company sold its video training business to an entity controlled by the former Chief Executive Officer of that business.

Under the terms of the agreement, the Company transferred all of the assets and liabilities associated with its training business in exchange for the assumption of related liabilities. This transaction was executed to reflect the Company’s change in business from that of producing and distributing workforce training videos to owning and operating retail pharmacies. The Company had a net gain from this transaction of $61,532 calculated as follows:

The operating results of Advanced are summarized as follows:

	7 month ended December 31, 2010	Year ended May 31, 2010
Revenue	$52,271	$98,125
Cost of revenues	5,765	9,788
Gross profit	46,506	88,337
General and administrative expenses	(56,519)	(160,695)
Other expense	(2,849)	(6,846)
Loss from discontinued operations	(12,862)	(79,204)
Gain from disposition of subsidiary	61,532	(-)
Income (loss) from discontinued operations	$48,670	$(79,204)

Progressive Care, Inc. and Subsidiary
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

Net gain from this transaction was calculated as follows:

Assets disposed of:
Cash	$4,108
Accounts receivable – net	1,927
Property and equipment	837
Total assets sold	6,872

Liabilities disposed of:
Accounts payable and accrued expenses	29,625
Notes payable	38,779
Total liabilities sold	68,404

Gain on disposition	$61,532

The assets and liabilities relating to Advanced consisted of the following:

	December 31, 2010	May 31, 2010
Cash	$-	$9,138
Accounts receivable – net	-	4,439
Prepaid and other current assets	-	-
Current assets of discontinued operations	-	13,577

Accounts payable and accrued expenses	-	44,106
Accrued interest – related party	-	10,700
Notes payable – related party	-	66,767
Line of credit	-	39,338
Current liabilities of discontinued operations	-	160,911

Note 11 Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting will be either taxable or deductible when the assets or liabilities are recovered or settled.  The difference between the basis of assets and liabilities for financial and income tax reporting are not material, therefore, the provision for income taxes from operations consist of income taxes currently payable.

At December 31, 2010, the Company has a net operating loss carry-forward of approximately $0 available to offset future taxable income expiring through 2030. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010.

Progressive Care, Inc. and Subsidiary
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2010 and May 31, 2010 are as follows:

	December 31, 2010	May 31, 2010
Net operating loss carry forward	$-		$-
Bad debt	-		-
Intangibles
Goodwill
Valuation allowance	(-)		-
Net deferred tax asset	$-	$

There was no income tax expense for the period ended December 31, 2010 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2010, (computed by applying the Federal Corporate tax rate of 32.13% to loss before taxes and 5.5% for State Corporate taxes (Florida), the blended rate used was 37.63%), as follows:

	December 31, 2010		May 31, 2010
Current federal tax benefit	$	(-)	$-
Current state tax benefit		(-)	-
Gain on disposal of subsidiary		-	-
Loss on settlement of accounts payable		-	-
Non-deductible stock compensation		-	-
Non-deductible meals and entertainment		-	-
Change in valuation allowance		-	-
Income tax benefit		$-	$-

Note 12 Subsequent Events

In January, 2011 the Company repaid $20,000 of its $500,000 in demand notes. In March of 2011, the Company offered holders of the remaining $480,000 notes the ability to convert their note(s) into shares of the Company’s common stock. An aggregate of $410,000 of these Notes plus interest were converted into 1,101,812 shares of the Company’s common stock and $45,000 of these notes were repaid. $25,000 of these notes remains as debt of the Company and are in default.

ITEM 9. CHANGES IN AND DISCUSSIONS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on our current report on Form 8-K filed with the SEC on  January  14, 2011  (the “8-K”), on January 12, 2011, the board of directors approved the dismissal of Farber Hass Hurley LLP (“Farber”) as the Company’s independent registered public accounting firm.  Farber’s dismissal was effective immediately.

During the fiscal years ended May 31, 2010 and 2009, Farber’s reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended May 31, 2010 and 2009 and the subsequent period through January 12, 2011, (i) there were no disagreements between the Company and Farber on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Farber, would have caused Farber to make reference to the matter in its reports on the Company's financial statements; and (ii) there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

On January 12, 2011, the Company provided Farber with a copy of the disclosures it is making in response to Item 4.01 in the 8-K, and requested that Farber furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of the letter, dated January 13, 2011, is filed as Exhibit 16.1 (which is incorporated by reference herein) to the 8-K.

On January 12, 2011, the Company engaged Berman & Company, P.A. (“Berman”) as its independent registered public accounting firm for the Company’s fiscal year ended May 31, 2011. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 12, 2011.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Rule 13a-15 of the Exchange Act, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15 of the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s management, including its Chief Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Below is certain information regarding our directors and executive officers.

Name	Age	Position
Avraham Friedman	36	Chairman, Chief Executive Officer, President
Jay Weisberg	65	Director, Chief Financial Officer
Andy Subachan	36	Director, Chief Operating Officer

Avraham Friedman — Mr. Friedman has worked in the retail and Long Term Care (“LTC”) pharmacy industry for the past 15 years. He started in 1996 at the clerk level and after 4 years in 2000 became retail manager for a busy New York City independent pharmacy. In the end of July 2004 Mr. Friedman moved to Florida to start a retail pharmacy of his own. With two partners, Mr. Friedman started Pharmco, LLC and grown the business to recognized name in South Florida in just three short years. Under his steady guidance, the Company has become a premier pharmacy offering a unique range of goods and services with which many of the well known national chains cannot compete.
Mr. Friedman was selected to serve as a director on our Board due to his background and extensive experience in both long term care and retail pharmaceutical industry.

Jay Weisberg, C.P.A. — Mr. Weisberg has over 30 years of accounting experience and has been a CFO to several publicly traded companies. Mr. Weisberg is also a partner of in Weisberg, Brause & Company, a tax accounting firm located in Boca Raton, FL. Mr. Weisberg has served as an Adjunct Professor of Introductory Finance at Florida International University and as an instructor of Introductory Accounting at the American Institute of Banking. He has also lectured to community groups on tax and estate planning. Mr. Weisberg is a graduate of Penn State University where he earned his BS in Accounting and a graduate of Florida International University where he earned his Masters of Business Administration. Mr. Weisberg was selected to serve as a director on our Board due to his expertise in public company accounting.

Andy Subachan — Mr. Subachan has extensive experience in the operations of LTC facilities and has owned and been partner of several Assisted Living Facilities (“ALF”s). His involvement in the ALF business over the past ten years has included managing day-to-day operations, dealing with providers such as Medicare, Medicaid, private insurance and HMOs. Mr. Subachan has been instrumental in assisting Pharmco in providing exceptional personal attention and service to LTC customers. Mr. Subachan was selected to serve as a director on our Board due to his knowledge of the long term care market and business management experience.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.


Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.


Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Audit Committee

There is no audit committee as of the date of this filing. All duties are performed by the board of directors. The Audit Committee is responsible for recommending the Company’s independent public accounting firm and reviewing management’s actions in matters relating to audit functions. The Committee reviews with the Company’s independent public accountants the scope and results of its audit engagement and the Company’s system of internal controls and procedures. The Committee also reviews the effectiveness of procedures intended to prevent violations of laws. The Committee also reviews, prior to publication, our reports on Form 10-K and Form 10-Q.

Compensation Committee and Nominating Committee

There is no compensation committee or nominating committee as of the date of this filing. All duties are performed by the board of directors. These committees perform several functions, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation, and recommending appointments to the board and appointment of executive officers.

One of the purposes of the nominating committee is to assist the Board (when such committee exists) in identifying qualified individuals to become members of your Board.  The committee seeks individuals who have an inquisitive and objective perspective, practical wisdom and mature judgment, and the talent and expertise to understand, and provide sound and prudent guidance with respect to, the Company’s activities, operations and interests.  Candidates must also be individuals who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment, and who are likely to be the most effective, in conjunction with the other members of your Board, in collectively serving the long-term interests of shareholders.

The Nominating Committee will consider director nominees recommended by security holders.  Recommendations should be submitted in writing and a reasonable time before we mail our proxy materials for the applicable meeting of shareholders.  We recommend that any such recommendations be submitted to Avraham Friedman at 901 N. Miami Beach Blvd, N. Miami, FL  33162.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2010 except that one form 4 was filed late for each of Messrs. Friedman, Subachan and Karapetyan with respect to a shares received in connection with the acquisition of PharmCo by the Company.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

The Company has long maintained a Code of Ethical Conduct which is applicable to all directors, officers and employees of the Company.  In addition, the Company has adopted a Code of Ethics for its Senior Financial Officers which applies to the Company’s Principle Executive Officer, Principle Financial Officer, Chief Operating Officer and Controller.  A copy of the Code of Ethics can be obtained by contacting the Company at 901 N. Miami Beach Blvd, N. Miami Beach, FL  33162.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses information for the period ended December 31, 2010 regarding the total compensation we paid to each individual who served as our principal executive officer or principal financial officer during the period ended December 31, 2010 and any other most highly compensated executive officer whose total compensation exceeded $100,000 during the period ended December 31, 2010.

Name and Principal Position	Salary ($)	All other Compensation	Total
Avraham Friedman Chief Executive Officer	$23,077	$-	$23,077
Jay Weisberg Chief Financial Officer	$4,000	$-	$4,000

Compensation of Directors

All of our directors are employed by the Company. Therefore no additional compensation is granted to them for their services as directors.

Employment Agreements

On December 1, 2010, the Company entered into an employment agreement with its Chief Executive Officer, Avraham A. Friedman.  Pursuant to the agreement, Mr. Friedman agreed to serve as the Company’s Chief Executive Officer for a term of three years. As consideration for his services, Mr. Friedman is entitled to a base salary of $300,000 per year. Mr. Friedman is also entitled to an annual bonus in accordance with the terms of his agreement.  He is also eligible to receive quarterly grants of restricted shares of the Company’s common stock in an amount equal to $25,000.  Such grants of common stock shall be valued based upon the closing bid price of the Company’s common stock on the last trading day of each quarter.

On December 1, 2010, the Company entered into an employment agreement with its Chief Operating Officer, Andy Subachan.  Pursuant to the agreement, Mr. Subachan agreed to serve as the Company’s Chief Operating Officer for a term of three years. As consideration for his services, Mr. Subachan is entitled to a base salary of $240,000 per year. Mr. Subachan is also entitled to an annual bonus in accordance with the terms of his agreement.  He is also eligible to receive quarterly grants of restricted shares of the Company’s common stock in an amount equal to $20,000.  Such grants of common stock shall be valued based upon the closing bid price of the Company’s common stock on the last trading day of each quarter.

On December 1, 2010, the Company entered into an employment agreement with its Chief Financial Officer, Alan Jay Weisberg.  Pursuant to the agreement, Mr. Weisberg agreed to serve as the Company’s Chief Financial Officer for a term of three years. As consideration for his services, Mr. Weisberg is entitled to a base salary of $48,000 per year. He is also eligible to receive quarterly grants of restricted shares of the Company’s common stock in an amount equal to $5,000.  Such grants of common stock shall be valued based upon the closing bid price of the Company’s common stock on the last trading day of each quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2011 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below except as indicated is c/o Progressive Care, Inc. 901 N. Miami Beach FL, 33162. We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them.

Name of Owner	Shares of Common Stock Owned	Percentage of Common Stock Outstanding
Armen Karapetyan	12,000,000	34.01%
Andy Subachan	12,000,000	34.01%
Avraham Friedman	6,000,000	17.01%
George Romeneko	2,000,000	5.67%
All officers and directors as a group (3 persons)	30,000,000	85.03%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with our acquisition of PharmCo, LLC we issued 30,000,000 shares to the three members of this LLC.

On December 1, 2010 the Company entered into an agreement with Avraham Friedman (our CEO). Pursuant to this agreement, Mr. Friedman will receive $360,000 per annum, plus $25,000 in stock each quarter; the exact number of shares calculated by dividing the closing price of the Company’s stock on the OTCBB at the end of each quarter. Mr. Friedman is the founder of PharmCo and one of the three member of PharmCo LLC, prior to its acquisition by the Company.

On December 1, 2010 the Company entered into an agreement with Jay Weisberg (our CFO). Pursuant to this agreement, Mr. Weisberg will receive $48,000 per annum, plus $5,000 in stock each quarter; the exact number of shares calculated by dividing the closing price of the Company’s stock on the OTCBB at the end of each quarter. Mr. Weisberg is also a partner in Weisberg Brause, who the Company paid approx. $4,000 to in connection with certain tax related services. In addition, Mr. Weisberg is the Chief Financial Officer of Basis Financial, an investment banking firm which the Company has used to raise funds and which is headed by Mr. Karapetyan a related party.

On December 1, 2010 the Company entered into an agreement with Andy Subachan (our COO). Pursuant to this agreement, Mr. Subachan will receive $240,000 per annum, plus $25,000 in stock each quarter; the exact number of shares calculated by dividing the closing price of the Company’s stock on the OTCBB at the end of each quarter. Mr. Subachan is the founder of PharmCo and one of the three member of PharmCo LLC, prior to the acquisition by the Company. Mr. Subachan also owns certain Assisted Living Facilities, some of which purchase goods from the Company.

In December 2010 the Company entered into an agreement with Spark Consulting, Inc. (“Spark”) a firm in which Mr. Karapetyan and Ms. Parikh are equal 50% stakeholders. Pursuant to this agreement, the Company will pay Spark $25,000 per month in cash and $25,000 is stock; the exact number of shares calculated by dividing the closing price of the Company’s stock on the OTCBB at the end of each month.

In addition to Spark, the Company has an investment banking relationship with Basis Financial, LLC of which Mr. Karapetyan is the President and managing member and Ms. Parikh is the Chief Operating Officer. In connection with a debt financing of $500,000, the Company paid Basis $60,000 in debt issuance costs.

Director Independence

We currently have three directors serving on our Board of Directors, Mr. Friedman, Mr. Weisberg, and Mr. Subachan.  We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the American Stock Exchange, none of our directors would be considered independent directors of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Berman & Company, P.A. (“Berman”) served as our special auditors in connection with the acquisition of PharmCo and as our independent registered public accounting firm as of January 12, 2011; prior to this Farber Hass Hurley & McEwen LLP (“Farber”) served as our independent registered public accounting firm.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Aggregate fees including expenses billed to us for the period ended December 31, 2010 and the year ended May 31, 2010 for professional services performed by both Farber and Berman were as follows:

Farber Haas Hurley & McEwen LLP	December 31, 2010	May 31, 2010
Audit Fees and Expenses	$-	$46,741
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$46,741

Berman & Company, P.A.	December 31, 2010	May 31, 2010
Audit Fees and Expenses	$40,000	$0
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$40,000	$0

The Audit Committee has adopted procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm, including the fees and terms of such services. These procedures include reviewing detailed back-up documentation for audit and permitted non-audit services. The documentation includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and therefore anticipated at the time that the budget is submitted. Audit Committee approval is required to exceed the pre-approved amount for a particular category of non-audit services and to engage the independent registered public accounting firm for any non-audit services not included in those pre-approved amounts. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the rules on auditor independence promulgated by the SEC and the PCAOB. The Audit Committee also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, based on such reasons as the auditor’s familiarity with the Company’s business, people, culture, accounting systems, risk profile, and whether the services enhance the Company’s ability to manage or control risks and improve audit quality. The Audit Committee may form and delegate pre-approval authority to subcommittees consisting of one or more members of the Audit Committee, and such subcommittees must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services provided by the independent registered public accounting firm were pre-approved by your Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KT

(a)(1)           The following financial statements are included in this Transitional Report on Form 10-KT for the period ended December 31, 2010.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of December 31, 2010 and May 31, 2010

3.	Consolidated Statements of Operations for the period ended December 31, 2010 and the year ended May 31, 2010

4.	Consolidated Statements of changes in Stockholders’ Equity (Deficit) for the period ended December 31, 2010

5.	Consolidated Statements of Cash Flows for the period ended December 31, 2010 and the year ended May 31, 2010

6.	Notes to Consolidated Financial Statements

(a)(2)           All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)           The following exhibits are either filed as part of this report or are incorporated herein by reference:

Exhibit No.	Description
3.1	Certificate of Incorporation, dated October 31, 2006 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10SB12G filed on June 13, 2007)
3.2	By-Laws (incorporated herein by reference to Exhibit 3.2to the Company’s Form 10SB12G filed on June 13, 2007)
3.3	Certificate of Ownership and Merger dated November 24, 2010 (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 8-K filed on December 29, 2010)
10.1
 Agreement and Plan of Merger and Reorganization dated October 21, 2010 by and among Progressive Training, Inc., Pharmco Corp. and Pharmco Acquisition Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2010)

10.2	Employment Agreement of Avraham A. Friedman dated December 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2010)
10.3	Employment Agreement of Andy Subachan dated December 1, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2010)
10.4	Employment Agreement of Alan Jay Weisberg dated December 1, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 29, 2010)
10.5
Consulting Agreement of Spark Financial Consulting, Inc. dated December 1, 2010  (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 29, 2010)

10.6
Asset Transfer, Assignment and Assumption Agreement, dated as of December 31, 2010, by and between Progressive Care Inc. and Futura Pictures, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2011)

31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROGRESSIVE CARE, INC

By:	/s/ Avraham Friedman
Avraham Friedman
Chief Executive Officer & Chairman
(Principal Executive Officer)
Date: April 15, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2011	By:	/s/ Avraham Friedman
Avraham Friedman
Chief Executive Officer & Chairman
(Principal Executive Officer)

Date: April 15, 2011	By:	/s/ Jay Weisberg
Jay Weisberg
Chief Financial Officer and Director
(Principal Financial Officer)

Date: April 15, 2011	By:	/s/ Andy Subachan
Andy Subachan
Chief Operating Officer and Director