Form 10-K/A
period 2010-12-31
Progressive Care Inc.
filed 2011-05-23
CIK 1402945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A

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

EXPLANATORY NOTE

On April 15, 2011 the Company filed its 10-K with the SEC. This amendment is to revise the Company’s tax footnote and to make certain technical corrections, one of which is to better segment our cash flow discussion as it relates to continuing and discontinued operations.

PROGRESSIVE CARE, INC.

FORM 10-K

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

The profitability of retail pharmacy businesses is dependent upon the utilization of prescription drug products. Utilization trends are affected by the introduction of new and successful prescription pharmaceuticals as well as lower priced generic alternatives to existing brand name products. Accordingly, a slowdown in the introduction of new and successful prescription pharmaceuticals and/or generic alternatives (the sale of which normally yield higher gross profit margins than brand name equivalents) could adversely affect our business, financial position and results of operations.

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

Currently, our directors, executive officers, and principal stockholders beneficially own a majority of our common stock. As a result, they will be able to exert substantial influence over the election of our board of directors and the vote on issues submitted to our stockholders. As of March 31, 2011, our officers, directors and principal stockholders beneficially owned approximately 30,000,000 million shares (85%) of our common stock, which number excludes shares of common stock issuable upon pursuant to certain employment and consulting agreements held by our officers, directors and principal stockholders.  Because our common is “thinly traded”, the sale of these shares by our officers, directors and/or principal stockholders could have a severely adverse affect on the market for our stock and our share price.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

There were no sales of unregistered securities during the fiscal year ended May 31, 2010 or for the seven months ended December 31, 2010 other than those transactions previously reported to the SEC on the Company’s quarterly report on Form 10-Q and current reports on Form 8-K.

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

The Company purchased PharmCo on October 21, 2010; therefore revenues and expenses are only included from the date of acquisition to December 31, 2010. Further this acquisition changed the Company’s business focus from the sale of training videos to retail pharmaceuticals.

Despite the fact that only 71 days of PharmCo’s revenue were included in total revenues, for the seven months ended December 31, 2010 as compared to the year ended May 31, 2010 net sales increased 1,320% to $1,295,571.  Prescription sales represented 87% of total sales; DME equipment represented 9% of total sales; and the training video business which was disposed of on December 31, 2010 accounted for just 4% of the Company’s sales.

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

Liquidity and Capital Resources

Cash on hand was $204,336 at December 31, 2010 as compared to $8,238 at May 31, 2010, which was included as a component of discontinued operations.  Net cash provided by operating activities for the seven months ended December 31, 2010 was $247,317 compared to net cash used in operating activities of $45,197 for the year ended May 31, 2010. When compared to the prior year, cash from operating activities increased as a result of higher net earnings.

Net cash used for investing activities was $43,611 for the seven months ended December 31, 2010 as compared to net cash provided from investing activities of $45,197 for the year ended May 31, 2010. Additions to property and equipment were $51,209 for the seven months ended December 31, 2010 compared to $0 for the year ended May 31, 2010.

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

/s/ Berman & Company, P.A.

Boca Raton, Florida
April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF PROGRESSIVE CARE, INC.:

We have audited the accompanying balance sheet of Progressive Care, Inc. (formerly Progressive Training, Inc.)  as of May 31, 2010, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company determined that it was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, such financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ FARBER HASS HURLEY LLP CAMARILLO, CALIFORNIA AUGUST 25, 2010

Progressive Care, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2010	May 31, 2010

Assets

Current Assets
Cash	$204,336	$-
Accounts receivable - net	406,587	-
Inventories	272,468	-
Current assets of discontinued operations	-	13,577
Total Current Assets	883,391	13,577

Property and equipment - net	77,133	-

Intangibles - net	1,817,868	-

Goodwill	1,348,402	-

Total Assets	$4,126,794	$13,577

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$131,357	$-
Income taxes payable	$-	-
Notes payable	$567,067	-
Notes payable - related parties	$73,329	-
Accrued interest payable - related parties	$24,672	-
Current liabilities of discontinued operations	$-	160,911
Total Current Liabilities	$796,425	160,911

Stockholders' Equity (Deficit)
Common stock, par value $0.0001; 100,000,000 shares
authorized, 35,280,000 and 5,280,000 issued and outstanding	$3,528	528
Additional paid in capital	$5,226,123	1,598,323
Accumulated deficit	$(1,899,282)	(1,746,185)
Total Stockholders' Equity (Deficit)	$3,330,369	(147,334)

Total Liabilities and Stockholders' Equity (Deficit)	$4,126,794	$13,577

See accompanying notes to consolidated financial statements

Progressive Care, Inc. and Subsidiaries
 Consolidated Statements of Operations

	7 Months Ended	Year Ended
	December 31, 2010	May 31, 2010

Sales - net	$1,295,571	$-

Cost of sales	958,743	-

Gross profit	336,828	-

Selling, general and administrative expenses	522,563	-

Loss from operations	(185,735)	-

Interest expense	(16,032)	-

Loss from continuing operations before provision for income taxes	(201,767)	-

Provision for income taxes	-

Loss from continuing operations	(201,767)	-

Discontinued operations
Loss from discontinued operations - net of tax	(12,862)	(79,204)
Gain on disposition of subsidiary - net of tax	61,532	-
Income (loss) from discontinued operations - net of income taxes	48,670	(79,204)

Net loss	$(153,097)	$(79,204)

Basic and diluted income (loss) per share:
Continuing operations	$(0.02)	$-
Discontinued operations	$0.00	$(0.02)
Net loss	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
during the period - basic and diluted	11,837,377	5,280,000

See accompanying notes to consolidated financial statements

Progressive Care, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Deficit)
Period ended December 31, 2010 and Year Ended May 31, 2010

	Common Stock				Total
	$0.0001 Par Value				Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, May 31, 2009	5,280,000	$528	1,556,723	(1,666,981)	$(109,730)

Contributed capital	-	-	41,600	-	41,600

Net loss for the year ended May 31, 2010 - discontinued operations	-	-	-	(79,204)	(79,204)

Balance, May 31, 2010	5,280,000	528	1,598,323	(1,746,185)	(147,334)

Issuance of common stock in connection with PharmCo acquisition	30,000,000	3,000	3,597,000	-	3,600,000

Contributed services - related party			30,800	-	30,800

Net loss for the period ended December 31, 2010	-	-	-	(153,097)	(153,097)

Balance, December 31, 2010	35,280,000	$3,528	5,226,123	(1,899,282)	$3,330,369

See accompanying notes to consolidated financial statements

Progressive Care, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	7 Months Ended	Year Ended
	December 31, 2010	May 31, 2010

Cash Flows From Operating Activities:
Net loss - continuing operations	$(201,767)	$-
Net income (loss) - discontinued operations	48,670	(79,204)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Contributed services - related party	30,800	-
Depreciation	32,020	-
Amortization of intangibles	47,308	-
Gain on disposition of subsidiary - discontinued operations	(61,532)	-
Discontinued operations	-	34,007
Changes in operating assets and liabilities:
Accounts receivable - net	(64,568)	-
Prepaid expenses	-	-
Inventories	427,029	-
Accounts payable and accrued liabilities	9,549	-
Accrued interest - related parties	(20,192)	-
Net Cash Provided by (Used in) Operating Activities	247,317	(45,197)

Cash Flows From Investing Activities:
Cash acquired in acquisition of PharmCo less cash disposed of in sale of subsidiary	7,598	-
Purchase of property and equipment	(51,209)	-
Discontinued operations	9,138	45,197
Net Cash Provided By (Used in) Investing Activities	(34,473)	45,197

Cash Flows From Financing Activities:
Proceeds from notes payable	10,000	-
Proceeds from notes payable - related parties	-	-
Repayment of note payable	(3,509)	-
Repayment of note payable - related parties	(14,999)	-
Net Cash Provided Used in Financing Activities	(8,508)	-

Net increase in cash	204,336	-

Cash at beginning of period	-	-

Cash at end of period	$204,336	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,228	$2,195
Cash paid for income taxes	-	800

Non-cash investing and financing activities
Issuance of Common Stock in Pharmco Acquisition	$3,600,000	$-

See accompanying notes to consolidated financial statements

Progressive Care, Inc. and Subsidiaries
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

Progressive Care, Inc. and Subsidiaries
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

Insurance Provider	December 31, 2010
A	16%
B	13%

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

Progressive Care, Inc. and Subsidiaries
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

Progressive Care, Inc. and Subsidiaries
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

Progressive Care, Inc. and Subsidiaries
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

Vendor	December 31, 2010
A	38%
B	36%

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

Progressive Care, Inc. and Subsidiaries
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

Progressive Care, Inc. and Subsidiaries
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

Note 4 Accounts Receivable

Accounts receivable consisted of the following at December 31, 2010 ; at May 31, 2010 accounts receivable were $4,439 and are included as a component of discontinued operations.

December 31, 2010
Gross accounts receivable	$425,956
Allowance	(19,369)
Accounts receivable – net	$406,587

Based upon the best available evidence, including industry statistics, the Company has determined that approximately 5% of its pharmacy business reflects the most accurate allowance for its insurance related receivables.

Note 5 Property and Equipment

Property and equipment consisted of the following at December 31, 2010. Property and equipment for May 31, 2010 has been included as a component of current assets of discontinued operations .

December 31, 2010
Leasehold improvements and fixtures	$6,040
Furniture and equipment	4,975
Computer equipment and software	28,526
Vehicles	34,209
DME rental equipment	35,403
Total	109,153
Less: accumulated depreciation	(32,020)
Property and equipment – net	$77,133

Progressive Care, Inc. and Subsidiaries
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

Rent expense was $31,732 and $15,600 for the period ended December 31, 2010 and the year ended May 31, 2010, respectively.

Rent expenses for the fiscal years of 2011 through 2020 are approximately as follows:

Year	Amount
2011	$94,736
2012	97,580
2013	100,522
2014	103,562
2015	106,668
thereafter	618,952
$1,122,020

Progressive Care, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

Employment Agreements

On December 1, 2010, the Company entered into an employment agreement with its Chief Executive Officer, Avraham A. Friedman.  Pursuant to the agreement, Mr. Friedman agreed to serve as the Company’s Chief Executive Officer for a term of three years. As consideration for his services, Mr. Friedman is entitled to a base salary of $300,000 per year. Mr. Friedman is also entitled to an annual bonus in accordance with the terms of his agreement.  He is also entitled to receive quarterly grants of restricted shares of the Company’s common stock in an amount equal to $25,000.  Such grants of common stock shall be valued based upon the closing bid price of the Company’s common stock on the last trading day of each quarter.

On December 1, 2010, the Company entered into an employment agreement with its Chief Operating Officer, Andy Subachan.  Pursuant to the agreement, Mr. Subachan agreed to serve as the Company’s Chief Operating Officer for a term of three years. As consideration for his services, Mr. Subachan is entitled to a base salary of $240,000 per year. Mr. Subachan is also entitled to an annual bonus in accordance with the terms of his agreement.  He is also entitled to receive quarterly grants of restricted shares of the Company’s common stock in an amount equal to $20,000.  Such grants of common stock shall be valued based upon the closing bid price of the Company’s common stock on the last trading day of each quarter.

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

Progressive Care, Inc. and Subsidiaries
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

Consideration paid by the Company was the issuance of 30,000,000 shares of the Company’s common stock. The purchase price, of $3,600,000, for the 30,000,000 shares, was determined on the basis of the closing market price ($0.12/share) of Company’s common shares on the acquisition date.

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

Progressive Care, Inc. and Subsidiaries
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

	Year Ended May 31, 2010	Period Ended October 21, 2010
Revenues	$3,095,224	$3,105,251
Net Income	$170,599	$1,269,855

Net Income per Common Share - Basic and Diluted	$0.01	$0.04
Weighted Average Common Shares Outstanding - Basic and Diluted	35,280,000	35,280,000

Goodwill allocated to the PharmCo acquisition was as follows:
Period Ended December 31, 2010
Balance at beginning of period	$-
Goodwill acquired during the period	$1,348,402

Balance at end of period	$1,348,402

At December 31, 2010 the Company’s intangible assets associated with the PharmCo acquisition are as follows:

	Gross	Accumulated Amortization	Net
Customer relationships	$1,564,635	$(44,431)	$1,520,204
Non-compete agreements	44,372	(2,877)	41,495

Amortizable intangible assets	1,609,007	(47,308)	1,561,699
Indefinite lived intangible assets	256,169	-	256,169
Total intangible assets	$1,865,176	$(47,308)	$1,817,868

Progressive Care, Inc. and Subsidiaries
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

Progressive Care, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

Net gain from this transaction was calculated as follows:

Assets disposed of:
Cash	$4,108
Accounts receivable – net	1,927
Property and equipment	837
Total assets sold	6,872

Liabilities disposed of:
Accounts payable and accrued expenses	29,625
Notes payable	38,779
Total liabilities sold	68,404

Gain on disposition	$61,532

The assets and liabilities relating to Advanced consisted of the following:

May 31, 2010
Cash	$8,238
Accounts receivable – net	4,439
Deposits	900
Current assets of discontinued operations	13,577

Accounts payable and accrued expenses	44,106
Accrued interest – related party	10,700
Notes payable – related party	66,767
Line of credit	39,338
Current liabilities of discontinued operations	160,911

Note 11 Income Taxes

The provision for income taxes consisted of the following:

	December 31, 2010	May 31, 2010
Current:
Federal	$15,000	$-
State	5,000	-
Current	20,000	-
Deferred:
Federal	(17,000)	-
State	(3,000)
Deferred	(20,000)	-
Provision for income taxes	$-	$-

Progressive Care, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	December 31, 2010	May 31, 2010
U.S. federal statutory rate	19.10%	.
State income taxes, net of federal tax benefit	5.50%	.

Blended Rate	23.55%	.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2010, (computed by applying the expected Federal Corporate tax rate of 34.00% to loss before taxes and 5.5% for State Corporate taxes (Florida), the blended rate used was 37.63%), as follows:

	December 31, 2010	May 31, 2010
Current federal tax benefit	$(28,000)	$(28,000)
Current state tax benefit	(8,000)	-
Gain on disposal of subsidiary	(14,000)	-
Inventory	79,000	-
Depreciation	(17,000)	-
Amortization of intangibles	11,000	-
Amortization of goodwill	(3,000)	-
Change in valuation allowance	(29,000)	28,000
Net operating loss carryforward	(2,000)	-
Income tax benefit	$(11,000)	$-

Deferred tax assets and liabilities for the estimated tax impact of temporary differences between the tax and book basis of assets and liabilities are recognized based on the enacted statutory tax rates for the year in which the Company expects the differences to reverse. A valuation allowance is established against a deferred tax asset when it is more likely than not that the asset or any portion thereof will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has taken a valuation allowance of $ 29 ,000 as of December 31, 2010. At May 31, 2010 the Company had a valuation allowance of $ 116 ,000; however due to a change in control in connection with the acquisition of Pharmco on October 21, 2010 this valuation allowance did not carry forward to December 31, 2010.

The components of the Company’s net deferred tax assets are as follows:

	December 31, 2010	May 31, 2010
Loss carryforwards	$63,000	$116,000
Valuation allowance	30,000	116,000
Deferred tax assets – net of valuation allowance	33,000	-
Deferred tax liabilities:
Property and equipment	(13,000)	-
Deferred tax liabilities	(13,000)	-

Net deferred tax asset	$20,000	$-

Current portion	$10,000	$-
Non-current portion	10,000	-

On October 21, 2010, the Company re-calculated its NOL due to a change in control. The amount paid in connection with the acquisition of Pharmco (which led to the change in control) was $174,533. The current year’s useable loss carryforward is approximately $7,000 and was calculated by multiplying the amount paid by the long term tax free interest rate of 3.98%. The net operating loss useable in 2011 and beyond is approximately $168,000, not all of which management believes will be useable.

During the seven months ended December 31, 2010, the Company recorded $20,000 of net deferred tax assets related to $63,000 of useable net operating loss carryforwards adjusted for a valuation allowance of 29,000 and offset by $14,000 in deferred liabilities relating to the temporary differences associate with the Company’s fixed assets.

Progressive Care, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
7 Months Ended December 31, 2010 and Year Ended May 31, 2010

Note 12 Subsequent Events

In January, 2011 the Company repaid $20,000 of its $500,000 in demand notes. In March of 2011, the Company offered holders of the remaining $480,000 notes the ability to convert their note(s) into shares of the Company’s common stock. An aggregate of $410,000 of these Notes plus interest were converted into 1,098,973 shares of the Company’s common stock and $45,000 of these notes were repaid. $25,000 of these notes remains as debt of the Company and are in default.

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

On January 12, 2011, the Company provided Farber with a copy of the disclosures it made in response to Item 4.01 of form 8-K, and requested that Farber furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter, dated January 13, 2011, was filed as Exhibit 16.1 to the 8-K.

On January 12, 2011, the Company engaged Berman & Company, P.A. (“Berman”) as its independent registered public accounting firm for the Company’s fiscal year ended May 31, 2011 (which the Company later changed to a December 31, fiscal year end.) The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 12, 2011.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses information for the period ended December 31, 2010 regarding the total compensation we paid to each individual who served as our principal executive officer or principal financial officer during the seven months ended December 31, 2010 and any other most highly compensated executive officer whose total compensation exceeded $100,000 during the seven months ended December 31, 2010.

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

On December 1, 2010 the Company entered into an agreement with Avraham Friedman (our CEO). Pursuant to this agreement, Mr. Friedman will receive $300,000 per annum, plus $25,000 in stock each quarter; the exact number of shares calculated by dividing the closing price of the Company’s stock on the OTCBB at the end of each quarter. Mr. Friedman is the founder of PharmCo and one of the three member of PharmCo LLC, prior to its acquisition by the Company.

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

On December 1, 2010 the Company entered into an agreement with Andy Subachan (our COO). Pursuant to this agreement, Mr. Subachan will receive $240,000 per annum, plus $20,000 in stock each quarter; the exact number of shares calculated by dividing the closing price of the Company’s stock on the OTCBB at the end of each quarter. Mr. Subachan is the founder of PharmCo and one of the three member of PharmCo LLC, prior to the acquisition by the Company. Mr. Subachan also owns certain Assisted Living Facilities, some of which purchase goods from the Company.

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

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Aggregate fees including expenses billed to us for the period ended December 31, 2010 and the year ended May 31, 2010 for professional services performed by both Farber and Berman were as follows:

Farber Haas Hurley & McEwen LLP	December 31, 2010	May 31, 2010
Audit Fees and Expenses	$-	$46,741
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$46,741

Berman & Company, P.A.	December 31, 2010	May 31, 2010
Audit Fees and Expenses	$40,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$40,000	$-

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)(1)           The following financial statements are included in this Transitional Report on Form 10-K for the period ended December 31, 2010.

1.	Independent Auditor’s Reports

2.	Consolidated Balance Sheets as of December 31, 2010 and May 31, 2010

3.	Consolidated Statements of Operations for the period ended December 31, 2010 and the year ended May 31, 2010

4.	Consolidated Statements of changes in Stockholders’ Equity (Deficit) for the period ended December 31, 2010

5.	Consolidated Statements of Cash Flows for the period ended December 31, 2010 and the year ended May 31, 2010

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
Date: May 23, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 23, 2011	By:	/s/ Avraham Friedman
Avraham Friedman
Chief Executive Officer & Chairman
(Principal Executive Officer)

Date: May 23, 2011	By:	/s/ Jay Weisberg
Jay Weisberg
Chief Financial Officer and Director
(Principal Financial Officer)

Date: May 23, 2011	By:	/s/ Andy Subachan
Andy Subachan
Chief Operating Officer and Director