Form 10-Q
period 2011-03-31
Progressive Care Inc.
filed 2011-05-23
CIK 1402945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes            No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 
Non-Accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No  ☒

As of May 18, 2011, the Registrant had 37,125,409 shares of common stock outstanding.

PROGRESSIVE CARE INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progressive Care, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)

Assets

Current Assets
Cash	$295,716	$204,336
Accounts receivable	514,154	406,587
Inventories	233,043	272,468
Prepaids	4,985	-
Deferred taxes	3,444	-
Total Current Assets	1,051,342	883,391

Property and equipment - net	130,614	77,133

Other Assets
Intangibles - net	1,757,899	1,817,868
Goodwill	1,348,402	1,348,402
Deposits	35,704	-
Deferred taxes - non current	22,656	-
Total Other Assets	3,164,661	3,166,270

Total Assets	$4,346,617	$4,126,794

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$198,487	$131,357
Income taxes payable	49,067	-
Notes payable	114,674	567,067
Notes payable - related party	73,329	73,329
Accrued interest payable - related party	20,312	24,672
Total Current Liabilities	455,869	796,425

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares
authorized, 37,125,409 and 35,280,000 issued and outstanding	3,713	3,528
Additional paid in capital	5,841,072	5,226,123
Accumulated deficit	(1,954,037)	(1,899,282)
Total Stockholders' Equity	3,890,748	3,330,369

Total Liabilities and Stockholders' Equity	$4,346,617	$4,126,794

See accompanying notes to the consolidated financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

Sales - net	$1,872,619	$-

Cost of sales	951,201	-

Gross profit	921,418	-

Selling, general and administrative expenses	954,758	7,148

Loss from operations	(33,340)	(7,148)

Other Income (Expense)
Gain on debt settlement - former related party	12,585	-
Interest expense	(11,033)	-
Total other income - net	1,552	-

Losses from continuing operations before provision for income taxes	(31,788)	(7,148)

Provision for income taxes (benefit)
Current income tax expense	49,067	-
Deferred income tax benefit	(26,100)	-
Total income tax expense - net	22,967	-

Loss from continuing operations	(54,755)	(7,148)

Loss from discontinued operations - net of income taxes	-	(5,822)

Net loss	$(54,755)	$(12,970)

Basic and diluted income (loss) per share:
Continuing operations	(0.00)	(0.00)
Discontinued operations	(0.00)	(0.00)
Net loss	(0.00)	(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	35,740,056	5,280,000

See accompanying notes to the consolidated financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity (Deficit)
Period ended March 31, 2011

	Common Stock		Additional		Total
	$0.0001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, May 31, 2009	5,280,000	$528	$1,556,723	$(1,666,981)	$(109,730)

Contributed capital	-	-	41,600	-	41,600

Net loss for the year ended May 31, 2010 - discontinued operations	-	-	-	(79,204)	(79,204)

Balance, May 31, 2010	5,280,000	528	1,598,323	(1,746,185)	(147,334)

Issuance of common stock in connection with PharmCo acquisition	30,000,000	3,000	3,597,000	-	3,600,000

Contributed services - related party			30,800	-	30,800

Net loss for the period ended December 31, 2010 - continuing operations	-	-	-	(153,097)	(153,097)

Balance, December 31, 2010	35,280,000	3,528	5,226,123	(1,899,282)	3,330,369

Issuance of common stock for services rendered	746,436	75	175,470	-	175,545

Issuance of common stock in connection with debt conversions	1,098,973	110	439,479	-	439,589

Net loss for the period ended March 31, 2011	-	-	-	(54,755)	(54,755)

Balance, March 31, 2011 - unaudited	37,125,409	$3,713	$5,841,072	$(1,954,037)	$3,890,748

See accompanying notes to the consolidated financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash Flows From Operating Activities:
Net loss	$(54,755)	$(7,148)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Recognition of stock-based compensation	175,545	-
Depreciation	9,562	-
Amortization of intangibles	59,969	-
Changes in operating assets and liabilities:
Accounts receivable	(107,567)	-
Inventories	39,425	-
Prepaids	(4,985)	-
Deposits	(35,704)	-
Deferred taxes	(26,100)	-
Accounts payable and accrued liabilities	96,392	(2,943)
Income tax payable	49,067	-
Accrued interest payable - related party	(1,446)	-
Discontinued operations	-	(1,738)
Net Cash Provided by (Used in) Operating Activities	199,403	(11,829)

Cash Flows From Investing Activities:
Purchase of property and equipment	(63,043)	-
Net Cash Provided By (Used in) Investing Activities	(63,043)	-

Cash Flows From Financing Activities:
Proceeds from note payable	-	6,866
Repayment of note payable	(44,980)	-
Discontinued operations	-	1,490
Net Cash Used in Financing Activities	(44,980)	8,356

Net increase (decrease) in cash	91,380	(3,473)

Cash at beginning of period	204,336	3,473

Cash at end of period	295,716	-

Supplemental disclosures of cash flow information:
Cash paid for interest	2,587	-
Cash paid for taxes	-	-

See accompanying notes to the consolidated financial statements

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the seven months ended December 31, 2010, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the seven months ended December 31, 2010. The interim results for the period ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

On January 27, 2011, the Company changed its fiscal year end to December 31.  On December 31, 2010 the Company disposed of its video training business (“Advanced Knowledge” or “Advanced”.) Certain March 31, 2010 amounts have therefore been reclassified to conform to the new fiscal year’s presentation, which included presentation of discontinued operations.

Note 2 Organization & Nature of Operations

Progressive Care, Inc., (the “Company”, formerly Progressive Training, Inc.) was incorporated under the laws of the state of Delaware on October 31, 2006.  Pharmco, LLC (“Pharmco”), headquartered in North Miami Beach, Florida, was formed on November 29, 2005 as a Florida Limited Liability Company. On October 21, 2010, the Company acquired Pharmco.

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

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(unaudited)

Cash

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits: at March 31, 2011 the balance exceeded this limit by approximately $59,000; at March 31, 2010 the balances did not exceed the federally insured limit.

Risks and Uncertainties

The Company's operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

Billing Concentrations

The Company’s primary receivables are from prescription medication and DME equipment billed to various insurance providers in accordance with the insured’s insurance policy.  Ultimately, the insured is responsible for payment should the insurance company not reimburse the Company. The Company generated insurance reimbursements from three significant providers for the three months ended March 31, 2011. For three months ended March 31, 2010, the Company had no Pharmacy business.

Insurance Provider	March 31, 2011
A	16%
B	16%
C	11%

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken for the period ended March 31, 2011, or March 31, 2010.

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(unaudited)

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill. All acquisition costs are expensed as incurred.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Such intangible assets are reviewed for impairment if indicators of potential impairment exist. Indefinite-lived intangible assets are tested for impairment on an annual basis, or sooner if an indicator of impairment occurs.

No impairment charges of intangible assets were recorded for the period ended March 31, 2011 or March 31, 2010.

Goodwill

Goodwill will be tested for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. At March 31, 2011 there are no indicators of potential impairment. At future reporting dates, the Company will use a combination of approaches to determine impairment such as the market and income approach.

No impairment charges of goodwill were recorded for the period ended March 31, 2011 or March 31, 2010.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The revenues and expenses relating to Advanced for the three months ended March 31, 2010 have been reclassified as discontinued operations and not included in the continuing operations figures.

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

●	Levl 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(unaudited)

At March 31, 2011 and December 31, 2010 the Company’s goodwill and intangibles were considered level 2.

The Company's financial instruments consisted primarily of cash, accounts receivable, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2011 and December 31, 2010, due to the short term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

For the three months ended March 31, 2011, the Company had 2 identifiable continuing revenue streams.

(i)	Pharmacy

The Company recognizes its pharmacy revenue when a customer picks up their prescription or purchases merchandise at the store.  Billings for most prescription orders are with third-party payers, including Medicare, Medicaid and other insurance carriers.  Customer returns are immaterial.

Total pharmacy revenues were apporxiamtely 1,700,000 for the quarter ended March 31, 2011; this represents approximately 91% of total revenues. There were no pharmacy revenues for the quarter ended March 31, 2010.

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

Total DME revenues were approximately 170,000 for the quarter ended March 31, 2011; this represents approximately 9% of total revenues. There were no DME revenues for the quarter ended March 31, 2010.

(iii)	Training Videos

The Company recognized revenue from its workforce training videos product sales upon shipment to the customer. Rental income was recognized over the related period that the videos were rented. The Company did not accept returns; damaged or defective products were replaced upon receipt.

Total training video revenues were $0 for the quarter ended March 31, 2011. Total training video revenues were $52,842 for the quarter ended March 31, 2010, which is shown as a component of discontinued operations. See Note 1.

Cost of Sales

Cost of pharmacy sales is derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventories. All other costs related to sales are expensed as incurred.

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(unaudited)

Cost of DME sales is derived based upon vendor purchases relating to equipment sold and is adjusted based on periodic inventories. All other costs related to sales are expensed as incurred.

Vendor Concentrations

For the three months ended March 31, 2011 the Company had significant vendor concentrations relating to its pharmacy business. For the three months ended March 31, 2010 the Company had no pharmacy business.

Vendor	March 31, 2011
A	45%
B	29%

Because there is an abundance of pharmaceutical wholesalers in the United States, management does not believe that losing any vendor relationship will have an impact on the Company’s business.

Selling, General and Administrative Expenses

Primarily consists of store salaries, contract labor, occupancy costs, consulting expenses, and expenses directly related to the store.  Other administrative costs include advertising, insurance and depreciation.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are as follows:

3 Months Ended March 31, 2011	3 Months Ended March 31, 2010
$38,120	$-

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning with the adoption of FASB Interpretation No. 48,  Accounting for Uncertainty in Income Taxes , (included in FASB ASC Subtopic 740-10,  Income Taxes — Overall ), as of January 1, 2009, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company does not believe it has any uncertain tax positions.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company also had no common stock equivalents; as a result, basic and diluted earnings per share were equivalent for the periods ended March 31, 2011 and 2010.

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(unaudited)

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

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(unaudited)

Note 4 Accounts Receivable

Accounts receivable consisted of the following at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Accounts receivable	$539,230	$425,956
Allowance	(25,076)	(19,369)
Accounts receivable – net	$514,154	406,587

Based upon the best available evidence, including industry statistics, the Company has determined that approximately 5% of its pharmacy business reflects the most accurate allowance for its insurance related receivables.

Note 5 Property and Equipment

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Leasehold improvements and fixtures	$6,040	$6,040
Furniture and equipment	7,864	4,975
Computer equipment and software	28,526	28,526
Vehicles	64,636	34,209
DME rental equipment	65,131	35,403
Total	172,197	109,153
Less: accumulated depreciation	(41,583)	(32,020)
Property and equipment – net	$130,614	77,133

Note 6 Notes Payable

(A) Notes payable

The Company has an unsecured noninterest bearing note, due on June 30, 2011, with its former CEO of $62,767.

On March 18, 2011 the company offered holders of $500,000 of its notes (the “Note(s)”) the option to convert their Note(s) into shares of the Company’s common stock at an exercise price of $0.40/share. An aggregate of $410,000 of the Notes plus accrued interest of $29,479 were converted into 1,098,973 shares of the Company’s common stock; $40,000 of the Notes were repaid with interest; and the remaining $50,000 of the Notes remained as debt of the Company at March 31, 2011.

The Company has one financed vehicle at 4.9% interest, payable in 72 equal installments of $125 per month which began November 11, 2010.  The original principle amount of the note was $7,249; at March 31, 2011, the Company had repaid $5,342, leaving a balance of $1,907.  The Company paid off this note subsequent to March 31, 2011.

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(unaudited)

(B) Notes payable – related parties

In connection with the acquisition of Pharmco, the Company assumed an unsecured related party note with an affiliate of a related party totaling $73,329. This note bears interest at 8%, and is due on demand.

Note 7 Commitments and Contingencies

The Company leases approximately 3,300 square feet of space under a 10-year lease executed January 11, 2011. The Company also entered into a second lease for space of approximately 4,300 square feet at the same location. However since the Lessor did not start the build out of this space, the Company is in the process of cancelling this lease.

Rent expense was $27,194 and $0 for the three months ended March 31, 2011 and 2010, respectively.

Rental commitments for occupied space for the fiscal years of 2011 through 2020 are approximately as follows:

Year	Amount
Remainder of 2011	$71,052
2012	97,580
2013	100,522
2014	103,562
2015	106,668
Thereafter	618,952
$1,098,336

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

Note 8 Stockholders’ Equity

On October 21, 2010 the Company issued 30,000,000 shares of its common stock, $0.0001 par value to the member of Pharmo, LLC in connection with the Company’s acquisition of Pharmco, LLC. The shares have a fair value of $3,600,000 (with a share per share price equal to $0.12 per share.)

On March 18, 2011 the Company issued 1,098,973 shares of its common stock, $0.0001 par value, in connection with the conversion of $439,479 of debt plus accrued interest. Shares were converted at $0.40 per share.

During the three months ended March 31, 2011, the Company issued 746,436 shares of its common stock, $0.0001 par value, to officers and consultants for services rendered. The shares have a fair value of $175,545 (with share prices ranging from $0.15 per share to $0.40 per share.)

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
(unaudited)

Note 9 Income Taxes

The provision for income taxes consisted of the following:

	March 31, 2011	December 31, 2010
Current:
Federal	$23,000	$15,000
State	6,000	5,000
Current	29,000	20,000
Deferred:
Federal	(22,000)	(17,000)
State	(4,000)	(3,000)
Deferred	(26,000)	(20,000)

Provision for income taxes	$3,000	$-

The effective tax rates were as follows:

	March 31, 2011	December 31, 2010
U.S. federal statutory rate	22.25%	19.10%
State income taxes, net of federal tax benefit	5.50%	5.50%

Blended Rate	26.53%	23.55%

The Company’s tax expense differs from the “expected” tax expense for the three months ended March 31, 2011 as compared to the seven months ended December 31, 2010, (computed by applying the expected Federal Corporate tax rate of 34.00% to losses before taxes and 5.5% for State Corporate taxes (Florida), the blended rate used was 37.63%), as follows:

	March 31, 2011	December 31, 2010
Current federal tax benefit	$(16,000)	$(28,000)
Current state tax benefit	(4,000)	(8,000)
Gain on debt settlement	(3,000)	(14,000)
Inventory	-	79,000
Stock compensation	46,000	-
Depreciation	(10,000)	(17,000)
Amortization of intangibles	16,000	11,000
Amortization of goodwill	(1,000)	(3,000)
Change in valuation allowance	-	(30,000)
Net operating loss carryforward	-	(2,000)
Income tax benefit	$(28,000)	$(12,000)

Deferred tax assets and liabilities for the estimated tax impact of temporary differences between the tax and book basis of assets and liabilities are recognized based on the enacted statutory tax rates for the year in which the Company expects the differences to reverse. A valuation allowance is established against a deferred tax asset when it is more likely than not that the asset or any portion thereof will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has taken a valuation allowance of $30,000 as of March 31, 2011. At December 31, 2010 the Company had a valuation allowance of $30,000.

The components of the Company’s net deferred tax assets are as follows:

	March 31, 2011	December 31, 2010
Deferred tax assets:
Loss carryforwards	$63,000	$63,000
Valuation allowance	(30,000)	(30,000)
Deferred tax assets - Net of valuation allowance	33,000	33,000

Deferred tax liabilities:
Property and equipment	(7,000)	(13,000)
Deferred tax liabilities	(7,000)	(13,000)

Net deferred tax asset	$26,000	$20,000

Current portion	$3,000	$3,000
Non-current portion	23,000	17,000

On October 21, 2010, the Company re-calculated its NOL due to a change in control. The amount paid in connection with the acquisition of Pharmco (which led to the change in control) was $174,533. The current year’s useable loss carryforward is approximately $7,000 and was calculated by multiplying the amount paid by the long term tax free interest rate of 3.98%. The net operating loss useable in 2011 through 2031 is approximately $166,000, not all of which management believes will be useable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

Overview

Progressive Care, Inc., through its subsidiary, Pharmco, LLC, engages in the distribution of pharmaceuticals and durable medical equipment. We provide both related pharmacy consulting and durable medical equipment and accessories to retail and long term care customers, such as skilled nursing facilities, assisted living facilities, retirement centers and communities, doctors offices, and clinics. Our consulting services primarily consist of evaluation of monthly patient drug therapy and monitoring the institution's drug distribution system.

We offer purchasing, repackaging, and dispensing of prescription and non-prescription pharmaceutical products for long term care customers. We utilize a unit-of-dose packaging system for its long term care customers as opposed to traditional vials used for its retail customers, making it easier for patients to take the proper dosages.

We also operate as a retail pharmacy and offer traditional pharmacy services to our retail customers including free home delivery. In addition, we offer retail based brand name products, nutritional supplements, and community based products, normally found in your local pharmacy.

The Company was formerly known as Progressive Training, Inc. and changed its name in October, 2010. We are headquartered in North Miami Beach, Florida.

The Company’s sales, gross profit margin and gross profit dollars are impacted by both the percentage of prescriptions that we fill that are generic and the rate at which new generic versions are introduced to the market.  In general, generic versions of drugs generate lower total sales dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs.  The positive impact on gross profit margins and gross profit dollars has historically been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version. In any given year, the number of drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on our sales, gross profit margins and gross profit dollars.  Moreover, because any number of factors outside of the Company’s control or ability to foresee can affect timing for a generic drug to enter the marketplace, we face substantial uncertainty in predicting when such introduction will occur and what effect(s) they will have on particular future periods.

The long-term outlook for prescription utilization and durable medical equipment is strong due in part to the aging population, the increasing utilization of multi-source (i.e., generic) drugs, the continued development of innovative drugs that improve quality of life and control health care costs, and the expansion of health care insurance coverage under the Patient Protection and Affordable Care Act signed into law on March 23, 2010 (the “ACA”.)  The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements.

We plan to expand into new markets and increase penetration in existing markets. To support our growth, we have targeted and secured a second location and are actively seeking additional new locations.  We are focused on retail organic growth; however, consideration is given to retail and other acquisitions that provide unique opportunities and fit our business objectives.

Recent Developments

Effective December 31, 2010 the Company, which prior to the acquisition of Pharmco on October 21, 2010, primarily provided assorted training videos ceased this part of its operation so that it could concentrate solely on its pharmacy business. In March 2011, the Company targeted and secured a second location for its pharmacy business and expects to open this location in the fourth quarter of this year.

RESULTS OF OPERATIONS

The Company acquired Pharmco on October 21, 2010 and subsequently discontinued its training video business on December 31, 2010. It is for these reasons, that any comparisons between the quarters ended March 31, 2011 and March 31, 2010 would be not be meaningful to the reader on neither a quantitative nor qualitative basis. Therefore, in this Management’s Discussion and Analysis, we will, as appropriate, discuss the increases, decreases and trends in our financial position as it relates to our pharmacy and DME business in the first quarter of 2011 and 2010.

Particular attention should be drawn to the fact that the comparative numbers from the quarter ended March 31, 2010 have neither been audited nor been presented in any Form 10-Q or other filing and are not required to be.  The analysis is to provide the reader with useful and relevant information.

The following table summarizes our results of operations for the three months ended March 31, 2011, and March 31, 2010:

	Three Months Ended
	March 31, 2011			March 31, 2010
	Dollars	% of revenue	% change	Dollars	% of revenue
Total sales - net	$1,872,619	100%	115%	$870,857.26	100%
Total cost of sales	951,201	51%	78%	534,966.00	61%
Total gross margin	921,418	49%	174%	335,891	39%
Operating expenses	954,758	51%	291%	244.230	28%
Operating income (loss)	(33,340)	-2%	-136%	91,661	11%

Revenue

In the first quarter of 2011, our total net revenues increased 115% year-over-year. Our pharmacy and DME businesses generated approximately 91% and 9%, respectively of our total net revenue during the first quarter of 2011.

During the first quarter of 2011, we saw a significant year-over-year improvement in overall gross margin percentage from 39% to 49%. The improvement was driven by improved pricing and cost declines resulting from generic drugs implementation.

As part of our pharmacy business, we will continue to focus our efforts on providing nursing homes and assisted living facilities with a broader access to our products and services with home delivery being a cornerstone of our offerings. The revenue generated from nursing homes and assisted living facilities purchases grew year-over-year, during the first quarter of 2011. We will continually seek to improve these business segments by providing and implementing and online purchasing experience for our customers. Our cost reduction activities over the past several quarters are improving our profitability and operating leverage.

Gross Margin

During the first quarter of 2011, our gross margin increased year-over-year in both absolute dollars and in gross margin percentage. In the fourth quarter of 2010, we began to see decreasing drug costs particularity for generic drugs. This trend continued through the current quarter. In addition, we were able to obtain many brand name drugs at substantially lower average costs. These factors coupled for an increase in our overall gross margin percentage from 39% for the first quarter of 2010 to 49% for the first quarter of 2011. We believe that drugs costs will continue to decline through the fourth quarter of 2011 given the current market environment; specifically the conversion of certain named drugs from brand to generic (“generic conversion”.)

Operating Expenses

Selling, General, and Administrative - During the first quarter of 2011, selling, general and administrative (“SG&A”) expenses increased year-over-year, while SG&A expenses as a percentage of net revenue increased from 28% to 51%. The increase in SG&A expenses was largely attributable to increases in compensation-related expenses of approximately $225,000 primarily due to a significant increase in salaries and stock compensation to executives and certain key consultants. We also had increases in headcount and other areas as a result of our acquisition of Pharmco.

Operating and Net Income

Operating Income (loss) - During the first quarter of 2011, we posted a pre-tax operating loss of $33,340 as opposed to a pretax gain of $91,661 in the first quarter of 2010. The year-over-year decrease in operating income was primarily attributable to the increase in SG&A and stock compensation, offset by an increase in gross margin dollars. Year-over-year operating expenses increased 291%, while operating expense as a percentage of revenue increased 23%.

Net Income (Loss) - For the first quarter of 2011, our net loss was $54,755; for the first quarter of 2010, our net income was $91,661.  However, because Pharmco was a privately held LLC at March 31, 2010 (and therefore taxes flowed to the members) a year-over-year comparison is not made here.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL COMMITMENTS

Current Market Conditions

We regularly monitor economic conditions and associated impacts on the financial markets and our business. Though there has been improvement in the global economic environment we continue to be cautious. We continue to evaluate the financial health of our supplier base, carefully manage customer credit, and monitor the concentration risk of our cash.

See “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for further discussions of risks associated with market conditions. We believe that no significant concentration of credit risk currently exists.

Liquidity

We ended the first quarter of 2011 and 2010 with $295,716 and $0 (as adjusted for discontinued operations) in cash, respectively. Cash generated from operations is our primary source of operating liquidity and we believe that internally generated cash flows are sufficient to support business operations. We utilize external capital sources, such as notes and other term debt, to supplement our internally generated sources of liquidity, as necessary. We intend to maintain the appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including for acquisitions. Due to the overall strength of our business, we believe that we will have adequate access to capital markets; however, any future disruptions, uncertainty or volatility in those markets may result in higher funding costs for us and adversely affect our ability to obtain funds.

The following table contains a summary of our consolidated statements of cash flows for the respective periods:

	Three months ended
	March 31,	March 31,
	2011	2010
Net change in cash from:
Operating activities	$199,403	$(33,201)
Investing activities	(63,043)	-
Financing activities	(44,980)	195,200

Change in cash	$91,380	$161,999

Operating Activities - The increase in operating cash flows was primarily led by favorable changes in working capital during the first three months of 2011.

Investing Activities – In the first quarter of 2011, investing activities consist solely of net capital expenditures for property, plant, and equipment. During the first quarter of 2011, net cash used for investment activities was $63,043, as compared to net cash used of $0 during the first quarter of 2010.

Financing Activities - Financing activities primarily consist of proceeds and repayments from borrowings. The year-over-year decrease in cash provided by financing activities for the first quarter of 2011 was due to the repayment of debt rather than borrowing.

During the first three months of 2011, net cash used for repayment of debt was $44,980. We had net proceeds of $195,200 from borrowings during the first quarter of 2010. We had $188,003 in principal of short-term notes outstanding as of March 31, 2011 compared to $268,329 at March 31, 2010.

See Note 6 of the Notes to our consolidated financial statements under “Part I — Item 1 Financial Statements” for further discussion of our debt.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP. The preparation of financial statements in accordance with GAAP requires certain estimates, assumptions, and judgments to be made that may affect our consolidated balance sheet and consolidated statement of operations. We believe our most critical accounting policies relate to revenue recognition business combinations and income taxes. We have discussed the development, selection, and disclosure of our critical accounting policies with our Board of Directors. These critical accounting policies and our other accounting policies are also described in Note 3 of notes to consolidated financial statements included in “Part I — Item 1 — Financial Statements.”

Revenue Recognition and Related Allowances - We recognize revenue when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our fee to our customer is fixed and determinable; and collection is reasonably assured. Judgments and estimates are necessary to ensure compliance with GAAP.

We record reductions to revenue for estimated errors in our billing process and differences between actual and expected insurance reimbursements. These reductions to revenue are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms, and current conditions. We also records reductions to revenue for customer sales returns. Each quarter, we reevaluate our estimates to assess the adequacy of our recorded sales allowance and doubtful accounts, and adjust the amounts as necessary.

Business Combinations and Intangible Assets Including Goodwill - We account for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill. All acquisition costs are expensed as incurred and in-process research and development costs, as applicable, are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. Any restructuring charges associated with a business combination are expensed subsequent to the acquisition date. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, or sooner if an indicator of impairment occurs. To determine whether goodwill is impaired, we determine the fair values of each of our reportable business units using a discounted cash flow methodology and then compare the fair values to the carrying values of each reportable business unit. We concluded that there was no impairment triggering events during 2010. Though we believe our estimates are reasonable, these fair values require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

Income Taxes — We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide related valuation allowances for deferred tax assets, where appropriate. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Additionally, we use tax planning strategies as a part of our tax compliance program. Judgments and interpretation of statutes are inherent in this process.

While we believe our tax return positions are sustainable, we recognize tax benefits from uncertain tax positions in the financial statements only when it is more likely than not that the positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s administrative practices and precedents. The determination of income tax expense related to these positions requires management judgment as well as use of estimates. We believe that no uncertain tax positions currently exist.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in Item 1A “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2010 and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2 to this report. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by this Item 1 is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 7 of notes to consolidated financial statements included in “Part I — Item 1 — Financial Statements” and is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this Item 2 is incorporated herein by reference to the information set forth in Note 8 of notes to consolidated financial statements included in “Part I — Item 1 — Financial Statements” and is incorporated herein by reference.

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

PROGRESSIVE CARE INC.

By:	/s/ Avraham Friedman
Avraham Friedman
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 23, 2011