Form 10-Q
period 2011-06-30
Progressive Care Inc.
filed 2011-08-22
CIK 1402945

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of August 18, 2011, the Registrant had 37,571,689 shares of common stock outstanding.

PROGRESSIVE CARE INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progressive Care, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)

Assets

Current Assets
Cash	$248,605	$204,336
Accounts receivable – net	635,042	406,587
Inventories	204,900	272,468
Prepaids	4,985	-
Total Current Assets	1,093,532	883,391

Property and equipment - net	165,343	77,133

Other Assets
Intangibles - net	1,697,265	1,817,868
Goodwill	1,348,402	1,348,402
Deposits	35,704	-
Total Other Assets	3,081,371	3,166,270

Total Assets	$4,340,246	$4,126,794

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$199,361	$131,357
Deferred rent payable	8,733	-
Notes payable	87,767	567,067
Notes payable - related party	73,329	73,329
Accrued interest payable - related party	21,775	24,672
Total Current Liabilities	390,965	796,425

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares authorized, 37,513,549 and 35,280,000 issued and outstanding	3,751	3,528
Additional paid in capital	6,001,334	5,226,123
Accumulated deficit	(2,055,804)	(1,899,282)
Total Stockholders' Equity	3,949,281	3,330,369

Total Liabilities and Stockholders' Equity	$4,340,246	$4,126,794

See accompanying notes to unaudited consolidated financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Sales - net	$1,897,289	-	$3,769,909	$-

Cost of sales	880,752	-	1,831,953	-

Gross profit	1,016,537	-	1,937,956	-

Selling, general and administrative expenses	1,139,734	9,818	2,094,492	16,599

Loss from operations	(123,197)	(9,818)	(156,536)	(16,599)

Other Income (Expense)
Gain on debt settlement - former related party	-		12,585	-
Interest expense	(1,538)	(584)	(12,571)	(950)
Total other income - net	(1,538)	(584)	14	(950)

Losses from continuing operations before provision for income taxes	(124,735)	(10,402)	(156,522)	(17,549)

Provision for income taxes (benefit)
Current income tax	(49,067)	-	-	-
Deferred income tax	26,100	-	-	-
Total income tax benefit - net	(22,967)	-	-	-

Loss from continuing operations	(101,768)	(10,402)	(156,522)	(17,549)

Loss from discontinued operations - net of income taxes	-	(12,077)	-	(17,897)

Net loss	$(101,768)	$(22,479)	$(156,522)	$(35,446)

Basic and diluted loss per share:
Continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net loss	(0.00)	(0.00)	(0.00)	-(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	37,209,546	5,280,000	36,478,861	5,280,000

See accompanying notes to unaudited consolidated financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash Flows From Operating Activities:
Net loss	$(156,522)	$(17,549)
Net loss from discontinued operations	-	(17,897)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Recognition of stock-based compensation	335,845	20,800
Depreciation	40,556	-
Amortization of intangibles	120,603	-
Changes in operating assets and liabilities:
Accounts receivable	(228,455)	-
Inventories	67,568	-
Prepaid expenses	(4,985)	-
Deposits	(35,704)	-
Accounts payable and accrued liabilities	100,073	4,368
Deferred rent	8,733	-
Accrued interest payable - related parties	(2,897)	-
Discontinued operations	-	2,747
Net Cash Provided by (Used in) Operating Activities	244,815	(7,531)

Cash Flows From Investing Activities:
Purchase of property and equipment	(128,766)	-
Net Cash Provided By (Used in) Investing Activities	(128,766)	-

Cash Flows From Financing Activities:
Proceeds from note payable	-	8,000
Repayment of note payable	(71,780)	-
Net Cash Used in Financing Activities	(71,780)	8,000

Net increase in cash	$44,269	$469

Cash at beginning of period	204,336	235

Cash at end of period	$248,605	$704

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,480	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
June 30, 2011
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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Transition Report on Form 10-K for the seven months ended December 31, 2010, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the seven months ended December 31, 2010. The interim results for the period ended June 30, 2011 are not necessarily indicative of results for the full fiscal year.

On January 27, 2011, the Company changed its fiscal year end to December 31.  On December 31, 2010 the Company disposed of its video training business (“Advanced Knowledge” or “Advanced”.) Certain June 30, 2010 amounts have been reclassified to conform to the presentation of discontinued operations.

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

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
June 30, 2011
 (unaudited)

Cash

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits: at June 30, 2011 the balance exceeded this limit by approximately $18,000; at June 30, 2010 the balances did not exceed the federally insured limit.

Risks and Uncertainties

The Company's operations are subject to intense competition, risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

Billing Concentrations

The Company’s primary receivables are from prescription medication and DME equipment billed to various insurance providers in accordance with the insured’s insurance policy.  Ultimately, the insured is responsible for payment should the insurance company not reimburse the Company. The Company generated reimbursements from three significant insurance providers for the six months ended June 30, 2011, which are shown below.  For the six months ended June 30, 2010 the Company had no pharmacy related business.

Insurance Provider	June 30, 2011
A	17%
B	13%
C	11%

Inventories

Inventories are valued on a lower of first-in, first-out (FIFO) cost or market basis.  Inventories primarily consist of prescription medications, DME and retail items.

Property and Equipment

Company used property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

The Company provides DME on rent-to-own terms. Pursuant to Federal guidelines, Medicare rents DME equipment for the insured and pays the Company for 13 rental months, after which title to the equipment transfers to the insured.

Depreciation is computed on a straight-line basis over estimated useful lives as follows:

Description	Estimated Useful Life
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease
Furniture and equipment	5 years
Computer equipment and software	3 years
Vehicles	3-5 years
DME rental equipment	13 months

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken for the six months ended June 30, 2011 or June 30, 2010.

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
June 30, 2011
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

No impairment charges of intangible assets were recorded for the six months ended June 30, 2011 or June 30, 2010.

Goodwill

Goodwill will be tested for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. At June 30, 2011 there are no indicators of potential impairment. At future reporting dates, the Company will use a combination of approaches to determine impairment such as the market and income approach.

No impairment charges of goodwill were recorded for the three and six months ended June 30, 2011 or June 30, 2010.

Discontinued Operations

Components of the Company which have been disposed of are reported as discontinued operations. The revenues and expenses relating to Advanced for the three and six months ended June 30, 2010 have been reclassified as discontinued operations and are not included in the continuing operations figures.

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
June 30, 2011
 (unaudited)

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

At June 30, 2011 and December 31, 2010 the Company’s goodwill and intangibles were considered level 2.

The Company's financial instruments consisted primarily of cash, accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of June 30, 2011 and December 31, 2010, due to the short term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

For the six months ended June 30, 2011, the Company had two identifiable continuing revenue streams.

(i)	Pharmacy

The Company recognizes its pharmacy revenue when a customer picks up their prescription or purchases merchandise at the store.  Billings for most prescription orders are with third-party payers, including Medicare, Medicaid and other insurance carriers.  Customer returns are immaterial.

Total pharmacy revenues were $3,411,050 for the six months June 30, 2011; this represents approximately 90% of total revenues. There were no pharmacy revenues for the six months June 30, 2010.

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

Total DME revenues were $358,859 for the six months June 30, 2011; this represents approximately 10% of total revenues. There were no DME revenues for the six months June 30, 2010.

For the six months ended June 30, 2010, the Company had one identifiable continuing revenue stream.

(i) Training Videos (shown as a component of discontinued operations)

The Company recognized revenue from its workforce training videos product sales upon shipment to the customer. Rental income was recognized over the related period that the videos were rented. The Company did not accept returns; damaged or defective products were replaced upon receipt.

Total training video revenues were $0 for the six months June 30, 2011. Total training video revenues were $47,602 for the six months June 30, 2010, which is shown as a component of discontinued operations.

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
June 30, 2011
 (unaudited)

Cost of Sales

Cost of pharmacy sales is derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventories. All other costs related to sales are expensed as incurred.

Cost of DME sales is derived based upon vendor purchases relating to equipment rented and is adjusted based on periodic inventories. All other costs related to sales are expensed as incurred.

Vendor Concentrations

For the six months ended June 30, 2011 the Company had significant vendor concentrations relating to its business. For the six months ended June 30, 2010 the Company had no pharmacy related business.

Vendor	June 30, 2011
A	35%
B	35%

Because there is a large selection of pharmaceutical wholesalers in the United States, management does not believe that losing any vendor relationship will have an impact on the Company’s business.

Selling, General and Administrative Expenses

Primarily consists of store salaries, contract labor, occupancy costs and expenses directly related to the store.  Other administrative costs include advertising, insurance and depreciation.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are as follows:

3 Months Ended June 30, 2011	3 Months Ended June 30, 2010	6 Months Ended June 30, 2011	6 Months Ended June 30, 2010
$11,060	$180	$49,180	$180

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

Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company also had no common stock equivalents; as a result, basic and diluted earnings per share were equivalent for the six months ended ended June 30, 2011 and 2010.

Recent Accounting Pronouncements

There were no recent accounting pronouncements which would have a material effect on the Company’s financial statement.

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
June 30, 2011
 (unaudited)

Note 4 Accounts Receivable

Accounts receivable consisted of the following at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2011
Gross accounts receivable	$668,222	$425,956
Allowance	(33,180)	(19,369)
Accounts receivable – net	$635,042	406,587

The Company records a 5% reduction to accounts receivable for estimated errors in our billing process and differences between actual and expected insurance reimbursements. These reductions are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms and current conditions. The Companyreevaluates itsestimates to assess the adequacy of its allowance and may adjust these amounts as necessary.

Note 5 Property and Equipment

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2011
Leasehold improvements and fixtures	$6,040	$6,040
Furniture and equipment	7,864	4,975
Computer equipment and software	28,526	28,526
Vehicles	64,636	34,209
DME rental equipment	130,854	35,403
Total	237,920	109,153
Less: accumulated depreciation	(72,577)	(32,020)
Property and equipment – net	$165,343	77,133

Note 6 Intangibles and Goodwill

Intangibles and Goodwill consisted of the following at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2011
Intangibles	$1,865,176	$1,865,176
Less: Accumulated amortization	167,911	47,308
Intangibles - net	1,697,265	1,817,868

Goodwill	1,348,402	1,348,402

Total Intangibles and Goodwill	3,045,667	3,166,270

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
June 30, 2011
 (unaudited)

Note 7 Notes Payable

(A) Notes payable

The Company has an unsecured non-interest bearing note, due on demand, with its former CEO of $62,767.

On March 18, 2011 the Company offered holders of $500,000 of its notes (the “Note(s)”) the option to convert their Note(s) into shares of the Company’s common stock at an exercise price of $0.40/share. An aggregate of $410,000 of the Notes plus accrued interest of $29,589 were converted into 1,098,973 shares of the Company’s common stock.

The Company repaid principal and accrued interest on $65,000 of the Notes and $25,000 of the Notes remain as outstanding debt at June 30, 2011.

The Company had one vehicle financed during the six months ended June 30, 2011 at 4.9% interest, payable in 72 equal installments of $125 per month which began November 11, 2010.  The original principle amount of the Note was $7,249; at June 30, 2011, the Company had repaid this Note.

(B) Notes payable – related parties

In connection with the acquisition of Pharmco, the Company assumed an unsecured related party note with an affiliate of a related party totaling $73,329. This note bears interest at 8%, and is due on demand. At June 30, 2011, the Company had accrued interest of $21,775.

Note 8 Commitments and Contingencies

The Company leases approximately 3,300 square feet of space under a 10-year lease executed January 11, 2011. The Company also entered into a second lease in January 2011 for space of approximately 4,300 square feet at the same location but is not responsible for any lease payments until the lessor has completed a build out of the location, expected in the 4th quarter of 2011.

The Company records rent expense on a straight-line basis over the term of its leases and reports a deferred liability on the balance sheet for the difference between the straight-line expense and cash paid. Rents paid for the six months ended June 30, 2011 and 2010  was $53,512 and $0, respectively. Deferred rent payable for the six months ended June 30, 2011 and December 31, 2010 was $8,733 and $0 respectively.

Rental commitments for currently occupied space for the fiscal years of 2011 through 2020 are approximately as follows:

Year	Amount
Remainder of 2011	$47,368
2012	97,580
2013	100,522
2014	103,562
2015	106,668
Thereafter	618,952
$1,074,652

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

Note 9 Stockholders’ Equity

On October 21, 2010 the Company issued 30,000,000 shares of its common stock, $0.0001 par value to the member of Pharmo, LLC In connection with the Company’s acquisition of Pharmco, LLC. The shares have a fair value of $3,600,000 (with a share per share price equal to $0.12 per share.)

During the six months ended June 30, 2011, the Company issued 1,134,576 shares of its common stock, $0.0001 par value, to officers and consultants for services rendered. The shares have a fair value of $335,845 (with share prices ranging from $0.15 per share to $0.51 per share.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the transition period June 1, 2010 to December 31, 2010, found in our Transition Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Transition Report on Form 10-K.

Overview

The Company, through its wholly-owned subsidiary Pharmco LLC (“Pharmco”), is primarily a retail drugstore that sells prescription and non-prescription drugs as well as general merchandise.  General merchandise includes, among other things, household items, greeting cards, convenience foods, personal care, beauty care, candy, lottery tickets and assorted seasonal items.  The Company also services various long term care facilities providing them “onsite” access to the Company’s retail store.

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

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of multi-source (i.e., generic) drugs, the continued development of innovative drugs that improve quality of life and control health care costs, and the expansion of health care insurance coverage under the Patient Protection and Affordable Care Act signed into law on March 23, 2010 (the “ACA”).  The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements.

We plan to expand into new markets and increase penetration in existing markets. To support our growth, we have targeted and secured a second location and are actively seeking additional new locations.  We are focused on retail organic growth; however, consideration is given to retail and other acquisitions that provide unique opportunities and fit our business objectives.

Recent Developments

Effective December 31, 2010 the Company, which prior to the acquisition of Pharmco on October 21, 2010, primarily provided assorted training videos ceased this part of its operation so that it could concentrate solely on its pharmacy business. In March 2011, the Company targeted and secured a second location for its pharmacy business and expects to open this location in the fourth quarter of 2011.

RESULTS OF OPERATIONS

The Company acquired Pharmco on October 21, 2010 and subsequently discontinued its training video business on December 31, 2010. It is for these reasons, that any comparisons between the six months ended June 30, 2011 and June 30, 2010 would be not be meaningful to the reader on either a quantitative or qualitative basis. Therefore, in this Results of Operations section of our Management’s Discussion and Analysis, we will, discuss the increases, decreases and trends in our financial position as it relates to our pharmacy and DME business by comparing our operations for the three and six months ended June 30, 2011 to those of Pharmco for the three and six months ended June 30, 2010.

Particular attention should be drawn to the fact that the comparative numbers from both the three and six months ended June 30, 2010 have neither been audited nor been presented in any Form 10-Q or other filing and are not required to be.  The analysis is to provide the reader with useful and relevant information.

Three Months Ended June 30, 2011 and 2010

The following table summarizes our results of operations for the three months ended June 30, 2011, and June 30, 2010 and Pharmco’s results of operations for the three months ended June 30, 2010:

	Three Months Ended
	June 30, 2011			June 30, 2010
		% of	%		% of
	Dollars	Revenue	change	Dollars	Revenue
Total sales - net	$1,897,289	100%	56%	$1,216,385	100%
Total cost of sales	880,752	46%	20%	736,886	61%
Total gross margin	1,016,537	54%	112%	479,499	39%
Operating and other expenses	1,141,272	60%	564%	171,972	14%
Operating income (loss)	$(124,735)	-7%	-141%	$307,527	25%

Revenue

In the first three months of 2011, our total net revenues increased 56% year-over-year as compared to Pharmco’s revenue due to better per prescription revenue and an increase in the number of assisted living facilities we services, as well as an increase in DME sales. Our pharmacy and DME businesses generated $1,700,100 (90%) and $197,189 (11%), respectively of our total net revenue during the three months ended June 30, 2011.

As part of our pharmacy business, we will continue to focus our efforts on providing nursing homes and assisted living facilities with a broader access to our products and services with home delivery being a cornerstone of our offerings. The revenue generated from nursing homes and assisted living facilities purchases grew year-over-year for the three months ended June 30, 2011 and 2010. We will continually seek to improve these business segments by providing and implementing and online purchasing experience for our customers. Our cost reduction activities over the past several quarters are improving our profitability and operating leverage.

Gross Margin

During the three months ended June 30, 2011, our gross margin increased year-over-year as compared to Pharmco’s gross margin in both absolute dollars and in gross margin percentage. In the fourth quarter of 2010, we began to see decreasing drug costs particularity for generic drugs. This trend continued through the current quarter. In addition, we were able to obtain many brand name drugs at substantially lower average costs. These factors coupled for an increase in our overall gross margin percentage from 39% for the first three months of 2010 to 54% for the first three months of 2011. We believe that drugs costs will continue to decline through the fourth quarter of 2011 given the current market environment; specifically the conversion of certain named drugs from brand to generic (“generic conversion”).

Operating Expenses

During the three months ended June 30, 2011, selling, general and administrative (“SG&A”) expenses increased year-over-year, as compared to Pharmco’s SG&A while SG&A expenses as a percentage of net revenue increased from 14% to 60%. The increase in SG&A expenses was largely attributable to increases in headcount and compensation-related expenses of approximately $868,013 primarily due to a significant increase in salaries and stock compensation to executives and certain key consultants.

Operating and Net Income

Operating Income (loss) - During three months ended June 30, 2011, we posted a pre-tax operating loss of $124,735 as opposed to Pharmco’s pretax gain of $307,527 for three months ended June 30, 2010. The year-over-year decrease in operating income was primarily attributable to the increase in SG&A and stock compensation, offset by an increase in gross margin dollars. Year-over-year operating expenses increased $969,300 while operating expense as a percentage of revenue increased 564%.

Net Income (Loss) - For the three months ended June 30, 2011, our net loss was $101,768; for the three months ended June 30, 2010, Pharmco’s net income was $307,527. Because Pharmco was a privately held LLC at June 30, 2010 (and therefore taxes flowed to the members) operating income and net income were the same for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 and 2010

The following table summarizes our results of operations for the six months ended June 30, 2011, and June 30, 2010 and Pharmco’s results of operations for the six months ended June 30, 2010:

	Six Months Ended
	June 30, 2011			June 30, 2010
		% of			% of
	Dollars	Revenue	% change	Dollars	Revenue
Total sales - net	$3,769,909	100%	82%	$2,075,656	100%
Total cost of sales	1,831,953	49%	44%	1,271,852	61%
Total gross margin	1,937,956	51%	141%	803,804	39%
Operating and other expenses	2,094,478	56%	403%	416,202	20%
Operating income (loss)	$(156,522)	-4%	-140%	$387,602	19%

Revenue

In the first six months of 2011, our total net revenues increased 82% year-over-year as compared to Pharmco’s revenue due to better per prescription revenue and an increase in the number of assisted living facilities we service, as well as an increase in DME sales. Our pharmacy and DME businesses generated $3,411,050 (90%) and $358,859 (10%), respectively of our total net revenue during the first six months of 2011.

During the first six months of 2011, we saw a significant year-over-year improvement in overall gross margin percentage from 39% to 51%. The improvement was driven by improved pricing and cost declines resulting from generic drugs implementation.

As part of our pharmacy business, we will continue to focus our efforts on providing nursing homes and assisted living facilities with a broader access to our products and services with home delivery being a cornerstone of our offerings. The revenue generated from nursing homes and assisted living facilities purchases grew year-over-year, during the first six months of 2011. We will continually seek to improve these business segments by providing and implementing and online purchasing experience for our customers. Our cost reduction activities over the past several quarters are improving our profitability and operating leverage.

Gross Margin

During the first six months of 2011, our gross margin increased year-over-year as compared to Pharmco’s gross margin in both absolute dollars and in gross margin percentage. In the fourth quarter of 2010, we began to see decreasing drug costs particularity for generic drugs. This trend continued through the current quarter. In addition, we were able to obtain many brand name drugs at substantially lower average costs. These factors coupled for an increase in our overall gross margin percentage from 39% for the first six months of 2010 to 51% for the first six months of 2011. We believe that drugs costs will continue to decline through the fourth quarter of 2011 given the current market environment; specifically the conversion of certain named drugs from brand to generic (“generic conversion”).

Operating Expenses

During the first six months of 2011, selling, general and administrative (“SG&A”) expenses increased year-over-year, as compared to Pharmco’s SG&A, while SG&A expenses as a percentage of net revenue increased from 20% to 56%. The increase in SG&A expenses was largely attributable to increases in headcount and compensation-related expenses of approximately $1,202,608 primarily due to a significant increase in salaries and stock compensation to executives and certain key consultants.

Operating and Net Income

Operating Income (loss) - During the first six months of 2011, we posted a pre-tax operating loss of $156,522 as opposed to Pharmco’s pretax gain of $387,602 in the first six months of 2010. The year-over-year decrease in operating income was primarily attributable to the increase in SG&A and stock compensation, offset by an increase in gross margin dollars. Year-over-year operating expenses increased $1,678,276 , while operating expense as a percentage of revenue increased 403%.

Net Income (Loss) - For the first six months of 2011, our net loss was $156,522; for the first six months of 2010, Pharmco’s  net income was $387,602. Because Pharmco was a privately held LLC at June 30, 2010 (and therefore taxes flowed to the members) operating income and net income were the same for the six months ended June 30, 2010.

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

See “Part I — Item 1A — Risk Factors” in our Transitionl Report on Form 10-K for the transition period June 1, 2010 to December 31, 2010, for further discussions of risks associated with market conditions. We believe that no significant concentration of credit risk currently exists.

Liquidity

At June 30, 2011 cash was $248,605. Cash generated from operations is our primary source of operating liquidity and we believe that internally generated cash flows are sufficient to support business operations. We utilize external capital sources, such as notes and other term debt, to supplement our internally generated sources of liquidity, as necessary. We intend to maintain the appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including for potential future acquisitions. Due to the overall strength of our business, we believe that we will have adequate access to capital markets; however, any future disruptions, uncertainty or volatility in those markets may result in higher funding costs for us and adversely affect our ability to obtain funds.

The following table contains a summary of our consolidated statements of cash flows for the respective periods:

	June 30,	June 30,
	2011	2010
Net change in cash from:
Operating activities	$244,815	$(7,531)
Investing activities	(128,766)	-
Financing activities	(71,780)	8,000
Change in cash	$44,269	$469

Operating Activities - The increase in operating cash flows was primarily led by increased sales during the first six months of 2011.

Investing Activities – In the first six months of 2011, investing activities consist solely of net capital expenditures for property, plant and equipment. During the first six months of 2011, net cash used for investment activities was $128,766, as compared to net cash used of $0 during the first six months of 2010.

Financing Activities - Financing activities primarily consist of proceeds and repayments from borrowings. The year-over-year decrease in cash provided by financing activities for the first six months of 2011 was due to the repayment of debt rather than borrowing.

During the first six months of 2011, net cash used for repayment of debt was $71,780. We had net proceeds of $8,000 from borrowings during the first six months of 2010. We had $161,096 in principal of short-term notes outstanding as of June 30, 2011 compared to $106,105 at June 30, 2010.

See Note 7 of the Notes to our consolidated financial statements under “Part I — Item 1 Financial Statements” for further discussion of our debt.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP. The preparation of financial statements in accordance with GAAP requires certain estimates, assumptions, and judgments to be made that may affect our consolidated balance sheet and consolidated statement of operations. We believe our most critical accounting policies relate to revenue recognition and income taxes. We have discussed the development, selection, and disclosure of our critical accounting policies with our Board of Directors. These critical accounting policies and our other accounting policies are also described in Note 3 of notes to consolidated financial statements included in “Part I — Item 1 — Financial Statements.”

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

Income Taxes — We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide related valuation allowances for deferred tax assets, where appropriate. In determining the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Additionally, we use tax planning strategies as a part of our tax compliance program. Judgments and interpretation of statutes are inherent in this process.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in Item 1A “Risk Factors” in our Transition Report on Form 10-K for the transition period June 1, 2010 to December 31, 2010 and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2011 we issued 1,134,576 share of common stock to officers and consultants for services rendered. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROGRESSIVE CARE INC.

By:	/s/ Avraham Friedman
Avraham Friedman
President and Chief Executive Officer (Principal Executive Officer) Date: August 22, 2011