Form 10-Q
period 2011-09-30
Progressive Care Inc.
filed 2011-11-14
CIK 1402945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of November 4, 2011, the Registrant had 36,103,730 shares of common stock outstanding.

PROGRESSIVE CARE INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progressive Care, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)

Assets

Current Assets
Cash	$98,556	$204,336
Accounts receivable - net	800,139	406,587
Inventory	222,478	272,468
Income tax receivable	12,610	-
Total Current Assets	1,133,783	883,391

Property and equipment - net	222,788	77,133

Other Assets
Intangibles - net	1,635,964	1,817,868
Goodwill	1,348,402	1,348,402
Deposits	35,704	-
Total Other Assets	3,020,070	3,166,270

Total Assets	$4,376,641	$4,126,794

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$241,858	$131,357
Deferred rent payable	13,100	-
Notes payable	87,767	567,067
Notes payable - related party	73,329	73,329
Accrued interest payable - related party	23,253	24,672
Total Current Liabilities	439,307	796,425

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares authorized,
37,821,730 issued and 36,103,730 outstanding; 35,280,000 issued and outstanding	3,782	3,528
Additional paid in capital	6,148,701	5,226,123
Accumulated deficit	(2,215,149)	(1,899,282)
Total Stockholders' Equity	3,937,334	3,330,369

Total Liabilities and Stockholders' Equity	$4,376,641	$4,126,794

See accompanying notes to financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Sales - net	$1,937,985	$-	$5,707,894	$-

Cost of sales	1,085,814	-	2,917,767	-

Gross profit	852,171	-	2,790,127	-

Selling, general and administrative expenses	1,007,418	5,148	3,101,911	21,746

Loss from operations	(155,247)	(5,148)	(311,784)	(21,746)

Other Income (Expense)
Gain on debt settlement - former related party	-		12,585	-
Loss on sale of equipment	(2,671)		(2,671)
Interest expense	(1,426)	(544)	(13,997)	(1,495)
Total other expense - net	(4,097)	(544)	(4,083)	(1,495)

Loss from continuing operations	(159,344)	(5,692)	(315,867)	(23,241)

Gain (loss) from discontinued operations - net of income taxes	-	188	-	(17,711)

Net loss	$(159,344)	$(5,504)	$(315,867)	$(40,952)

Basic and diluted loss per share:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	$-	$0.00	$-	$(0.00)
Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	35,879,539	5,280,000	35,137,928	5,280,000

See accompanying notes to financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash Flows From Operating Activities:
Net loss from continuing operations	$(315,867)	$(23,241)
Net loss from discontinued operations	-	(17,711)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Recognition of stock-based compensation	483,243	31,200
Depreciation	30,576	-
Amortization of intangibles	181,904	-
Changes in operating assets and liabilities:
Accounts receivable	(393,552)	-
Inventory	49,990	-
Deposits	(35,704)	-
Income tax receivable	(12,610)	-
Accounts payable and accrued liabilities	142,570	7,763
Deferred rent	13,100	-
Accrued interest payable - related parties	(1,419)	-
Discontinued operations	-	(6,140)
Net Cash Provided by (Used in) Operating Activities	142,231	(8,129)

Cash Flows From Investing Activities:
Purchase of property and equipment	(176,231)	-
Net Cash Used in Investing Activities	(176,231)	-

Cash Flows From Financing Activities:
Proceeds from note payable	-	8,000
Repayment of note payable	(71,780)	-
Net Cash Provided by (Used in) Financing Activities	(71,780)	8,000

Net decrease in cash	(105,780)	(129)

Cash at beginning of period	204,336	235

Cash at end of period	$98,556	$106

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,787	$-
Cash paid for taxes	$12,610	$-
Conversion of notes payable into common shares	$410,000	$-
Conversion of accrued interest into common shares	$29,589	$-

See accompanying notes to financial statements

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
September 30, 2011
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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Transition Report on Form 10-K for the seven months ended December 31, 2010, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the seven months ended December 31, 2010. The interim results for the period ended September 30, 2011 are not necessarily indicative of results for the full fiscal year.

On January 27, 2011, the Company changed its fiscal year end to December 31.  On December 31, 2010 the Company disposed of its video training business (“Advanced Knowledge” or “Advanced”.) Certain September 30, 2010 amounts have therefore been reclassified to conform to the new fiscal year’s presentation, which included presentation of discontinued operations.

Note 2 Organization & Nature of Operations

Progressive Care, Inc. (the “Company”, formerly Progressive Training, Inc.) was incorporated under the laws of the state of Delaware on October 31, 2006.  PharmCo, LLC (“PharmCo”), headquartered in North Miami Beach, Florida, was formed on November 29, 2005 as a Florida Limited Liability Company. On October 21, 2010, the Company acquired PharmCo.

The Company currently operates a retail drugstore, which sells prescription drugs and Durable Medical Equipment (“DME”) plus an assortment of general merchandise. The Company also delivers prescription drugs and DME to assisted living and long term care facilities. Prior to the acquisition, the Company operated a training video business.

Note 3 Summary of Significant Accounting Policies

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, the value of goodwill and intangible assets and related potential impairment  and estimates of tax liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from estimates.

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
September 30, 2011
(unaudited)

Cash

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits; however, at September 30, 2011 and December 31, 2010, respectively, the balances did not exceed the federally insured limit.

Risks and Uncertainties

The Company's operations are subject to intense competition, risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

Billing Concentrations

The Company’s primary receivables are from prescription medication and DME equipment billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse the Company. The Company generated reimbursements from three significant insurance providers for the nine months ended September 30, 2011, which is shown below.  For the nine months ended September 30, 2010 the Company had no pharmacy related business.

Insurance Provider	9 Months Ended September 30, 2011
A	15%
B	15%
C	10%

Inventory

Inventory is valued on a lower of first-in, first-out (FIFO) cost or market basis.  Inventory primarily consists of prescription medications, DME and retail items.

Property and Equipment

Company used property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

The Company provides DME on rent-to-own terms. Pursuant to Medicare guidelines (which are followed by private insurance carriers as well) DME equipment is “rented” to the insured for 13 months, after which title to the equipment transfers to the insured.

Depreciation is computed on a straight-line basis over estimated useful lives as follows:

Description	Estimated Useful Life
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease
Furniture and equipment	5 years
Computer equipment and software	3 years
Vehicles	3-5 years
DME rental equipment	13 months

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken for the nine months ended September 30, 2011 or September 30, 2010.

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
September 30, 2011
(unaudited)

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Such intangible assets are reviewed for impairment if indicators of potential impairment exist. Indefinite-lived intangible assets are tested for impairment on an annual basis, or sooner if an indicator of impairment occurs.

No impairment charges of intangible assets were recorded for the three or nine months ended September 30, 2011; for the three and nine months ended September 30, 2010, the Company had no intangible assets.

Goodwill

Goodwill is tested for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. At September 30, 2011 there are no indicators of potential impairment. At future reporting dates, the Company will use a combination of approaches to determine impairment such as the market and income approach.

No impairment charges of goodwill were recorded for the three or nine months ended September 30, 2011; for the three and nine months ended September 30, 2010, the Company had no goodwill.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The revenues and expenses relating to Advanced for the three and nine months ended September 30, 2010 have been reclassified as discontinued operations and are not included in continuing operations.

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

At September 30, 2011 and December 31, 2010 the Company’s goodwill and intangibles were considered level 2.

The Company's financial instruments consisted primarily of cash, accounts receivable, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 2011 and December 31, 2010, due to the short term nature of these instruments.

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
September 30, 2011
(unaudited)

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

For the nine months ended September 30, 2011, the Company had two identifiable continuing revenue streams.

(i)  Pharmacy

The Company recognizes its pharmacy revenue when a customer picks up their prescription or purchases merchandise at the store.  Billings for most prescription orders are with third-party payers, including Medicare, Medicaid and other insurance carriers. Customer returns are immaterial.

Total pharmacy revenues for the three and none months ended September 30, 2011 were $1,622,150 (84%) and $5,033,200 (88%), respectively. There were no pharmacy revenues for the three or nine months ended September 30, 2010.

(ii)  Durable Medical Equipment

The Company recognizes DME revenue from the date the equipment is picked up at its store or delivered to the customer. Revenue from DME rentals is booked over a 13 month period. Rental revenue is thereafter recognized for a period of 12 additional months. Customer returns are immaterial.

Total DME revenues for the three and nine months ended September 30, 2011 were $315,835 (16%) and $674,694 (12%), respectively. There were no DME revenues for the three or nine months ended September 30, 2010.

For the nine months ended September 30, 2010, the Company had only one identifiable continuing revenue stream.

(i) Training Videos (shown as a component of discontinued operations)

The Company recognized revenue from its workforce training videos product sales upon shipment to the customer. Rental income was recognized over the related period that the videos were rented. The Company did not accept returns; damaged or defective products were replaced upon receipt.

Total training video revenues were $0 for the three and nine months ended September 30, 2011. Total training video revenues were $28,429 and $76,231 for the three and nine months ended September 30, 2010, which is shown as a component of discontinued operations.

Cost of Sales

Cost of pharmacy sales is derived from vendor purchases and is adjusted based on periodic inventories. All other costs related to sales are expensed as incurred.

DME cost of sales is derived from vendor purchases relating to equipment sold and certain rented equipment and is adjusted based on periodic inventories.  Rented DME equipment is depreciated over 13 months and reported under SG&A as depreciation expense. All other costs related to sales are expensed as incurred.

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
September 30, 2011
(unaudited)

Vendor Concentrations

For the three and nine months ended September 30, 2011 the Company had significant vendor concentrations with three vendors. For the three and nine months ended September 30, 2010 the Company had no pharmacy related business.

Vendor	3 Months Ended September 30, 2011	9 Months Ended September 30, 2011
A	45%	20%
B	19%	29%
C	19%	37%

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

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are as follows:

3 Months Ended September 30, 2011	3 Months Ended September 30, 2010	9 Months Ended September 30, 2011	9 Months Ended September 30, 2010
$3,109	$60	$52,289	$240

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.

The Company does not believe it has any uncertain tax positions.

Earnings (Loss) per Share

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company also had no common stock equivalents; as a result, basic and diluted earnings per share were equivalent for the three and nine months ended September 30, 2011 and 2010.

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
September 30, 2011
(unaudited)
Recent Accounting Pronouncements

There were no recent accounting pronouncements which would have a material effect on the Company’s financial statement.

Note 4 Accounts Receivable

Accounts receivable consisted of the following at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Gross accounts receivable	$842,119	$425,956
Allowance	(41,980)	(19,369)
Accounts receivable – net	$800,139	$406,587

The Company records an approximate 5% reduction to accounts receivable for estimated errors in our billing process and differences between the expected and actual insurance reimbursements. These reductions are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms, and current conditions. Each quarter, the Company reevaluates its estimates to assess the adequacy of its allowance and adjusts the amounts as necessary.

Note 5 Property and Equipment

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Leasehold improvements and fixtures	$6,040	$6,040
Furniture and equipment	9,311	4,975
Computer equipment and software	45,460	28,526
Vehicles	92,686	34,209
DME rental equipment	134,559	35,403
Total	288,056	109,153
Less: accumulated depreciation	(65,268)	(32,020)
Property and equipment – net	$222,788	$77,133

Note 6 Intangibles and Goodwill

Intangibles and Goodwill consisted of the following at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Intangibles	$1,865,176	$1,865,176
Less: Accumulated amortization	(229,212)	(47,308)
Intangibles - net	1,635,964	1,817,868

Goodwill	1,348,402	1,348,402

Total Intangibles and Goodwill	$2,984,366	$3,166,270

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
September 30, 2011
(unaudited)

Note 7 Notes Payable

(A) Notes payable

The Company has an unsecured non-interest bearing note, due on demand, with its former CEO of $62,767.

On March 18, 2011 the Company offered holders of $500,000 of its notes (the “Notes”) the option to convert their Notes into shares of the Company’s common stock at an exercise price of $0.40/share. $410,000 of the Notes plus accrued interest of $29,589 were thereafter converted into 1,098,973 shares of the Company’s common stock; in addition, $65,000 of the Notes plus accrued interest were repaid. At September 30, 2011, $25,000 of the Notes plus accrued interest remains outstanding.

(B) Notes payable – related parties

In connection with the acquisition of PharmCo, the Company assumed an unsecured related party note with an affiliate of a related party totaling $73,329. This note bears interest at 8%, and is due on demand. At September 30, 2011, the Company had accrued interest of $23,253 on this note.

Note 8 Income Taxes

During the third quarter, the Company filed its tax return for the short year period of July 1, 2010 to December 31, 2010, brought about by its change in fiscal year end from May 31 to December 31. Based on this return, the Company owed $35,270 in taxes. As of September 30, 2011, the Company has paid $12,610 of this tax amount. The Company believes it is more likely than not that for the tax year ended December 31, 2011, it will have a taxable net loss large enough so as to offset all taxes due from its 2010 return and therefore will seek a refund for the taxes previously paid. As a result, the Company has included in its balance sheet at September 30, 2011, a current asset of $12,610.

Note 9 Commitments and Contingencies

The Company leases approximately 3,300 square feet of space under a 10 year lease executed January 11, 2011. The Company also entered into a second lease in January 2011 for space of approximately 4,300 square feet at the same location but is not responsible for lease payments until the lessor has completed a build out of the location. As of September 30, 2011, the lessor had not commenced the build out of this location.

On July 1, 2011 the Company also entered into a 5 year lease of approximately 4,200 square feet in Miami, Florida. Under the term of this lease the Company is not responsible for lease payments until the lessor has completed a build out of this location which is anticipated in early 2012.

Rent expense was $32,542 and $86,053, respectively, for the three and nine months ended September 30, 2011. Rent expense for the three and nine months ended September 30, 2010, was $2,700 and $8,100 and was a component of discontinued operations for these periods.

Deferred rent payable at September 30, 2011 and September 30, 2010 was $13,100 and $0, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the monthly rent expense of an operating lease that contains escalated payments in future periods.

Progressive Care, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
September 30, 2011
(unaudited)

Rental commitments for currently occupied space for the fiscal years of 2011 through 2020 are as follows:

Year	Amount
Remainder of 2011	$23,684
2012	97,580
2013	100,522
2014	103,562
2015	106,668
Thereafter	618,952
$1,050,968

Legal Matters

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time may harm its business. The Company is currently neither a party to nor is it aware of any such legal proceedings or claims to be filed against it.

Note 10 Stockholders’ Equity

During the nine months ended September 30, 2011, the Company issued 1,442,757 shares of its common stock, $0.0001 par value (with share prices ranging from $0.15 to $0.51 per share) to officers, employees and consultants for services rendered. The shares have a fair value of $483,243. The fair value of stock issued for services is based upon the quoted closing trading price, or the value of the services provided, whichever is more readily determinable.

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

Overview

Progressive Care is a provider of prescription pharmaceuticals and durable medical equipment to retail customers, doctors’ offices, clinics and long term care facilities (LTCs), which include assisted living facilities (ALFs) and retirement centers. Our operations are currently focused on the South Florida market, where management believes demographics are synergistic with its marketing efforts of its DME product line and anti-viral patient management. We are continuing to expand our durable medical equipment (DME) and pharmacy lines of business by community based marketing (specifically among healthcare service providers), adding new locations and creating strategic/synergistic business relationships.

On November 3, 2010, PharmCo won a three-year competitive bid contract for 2011-2013 with Medicare to supply hospital beds, oxygen supplies, power wheelchairs, scooters, walkers and related DME accessories to South Florida patients. As a result, our DME business has seen tremendous growth with revenues  increasing  22% and 60% for the quarters ended June 30, 2011 and September 30, 2011, respectively, as compared to each of the then previous quarters.

In the second quarter of 2011, we increased our marketing efforts towards individuals purchasing anti-viral medications; as a result for the quarter ended September 30, 2011 revenues generated from anti-viral medication sales represented 13% of our net revenue.

In the second and third quarter of 2011, we targeted and secured two additional South Florida retail locations which are scheduled to open in the first and third quarter of 2012, respectively.  The first of these locations is in the City of Opa Locka, FL. Management believes that the city’s pharmacy needs are underserved, specifically its seniors living facilities and medical professional communities. The second location is across from North Shore Hospital in Miami, FL. This location was selected because of the lack of pharmacy services offered at North Shore Hospital and the close proximity of a new outpatient clinic (being built adjacent to this new location.) Management also believes that as with its new Opa Locka location, it North Shore location will benefit from long term care and senior living facilities in the immediate area.

Management believes the overall long-term outlook for prescription drug utilization is strong due in part to the aging population, the increasing utilization of multi-source (i.e., generic) drugs, the continued development of innovative drugs that improve quality of life and the expansion of health care insurance coverage under the Patient Protection and Affordable Care Act signed into law on March 23, 2010 (the “ACA”).  The ACA, which seeks to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs is expected to reduce Medicaid reimbursements, this lowering our sales, gross profit margin and gross profit dollars.

Trends in our Business

Towards the end of 2010, anticipating a decrease in the sale of Schedule II medications brought about by changes in Florida law effective July 1, 2011, we began to place an emphasis on DME sales and specific niches in retail pharmacy (such as anti-viral medications.) Between the first and third quarters of this year, we saw revenue increases in DME and anti-viral medication sales of 95% and 224%, respectively. Over the same period, our revenues from the sale of Schedule II medications decreased 45%.

We believe that assuming operations and industry conditions remain constant, revenues from our DME sales and anti-viral medication sales will continue to grow quarter over quarter due to demographics, our selection of new locations and our concentrated efforts in these areas.

RESULTS OF OPERATIONS

We acquired PharmCo on October 21, 2010 and subsequently discontinued our training video business on December 31, 2010. It is for these reasons, that any comparisons between our nine months ended September 30, 2011 and our nine months ended September 30, 2010 would not be meaningful to the reader on either a quantitative or qualitative basis. Therefore, unless otherwise noted, in this Results of Operations section of our Management’s Discussion and Analysis we will discuss the increases, decreases and trends in our financial position by comparing our current operations for the three and nine months ended September 30, 2011 to those of PharmCo for the three and nine months ended September 30, 2010.

Particular attention should be drawn to the fact that the comparative numbers from both the three and nine months ended September 30, 2010 have not been audited or presented in any Form 10-Q any or other filing nor are they required to be.  Our analysis presented herein is intended to provide the reader with both useful and relevant information.

Three Months Ended September 30, 2011 and 2010

The following table summarizes our results of operations for the three months ended September 30, 2011, and PharmCo’s results of operations for the three months September 30, 2010:

Three Months Ended
	September 30, 2011			September 30, 2010
		% of			% of
	Dollars	Revenue	% change	Dollars	Revenue
Total sales - net	$1,937,985	100%	-7%	$2,074,991	100%
Total cost of sales	1,085,814	56%	39%	778,785	38%
Total gross margin	852,171	44%	-34%	1,296,206	62%
Operating and other expenses	1,011,515	52%	210%	326,581	16%
Operating income (loss)	(159,344)	-8%	-116%	969,625	47%

Revenue

Net revenues decreased $137,006 (7%) in the third quarter of 2011 as compared to PharmCo’s third quarter of 2010. For the three months ended September 30, 2011, our pharmacy and DME businesses generated $1,622,150 (84%) and $315,835 (16%) respectively, of our total net revenue. For the three months ended September 30, 2010, PharmCo’s then pharmacy and DME businesses generated $2,019,486 (97%) and $55,505 (3%) respectively, of its total net revenue. Of our total pharmacy related revenues for the third quarter of 2011, 15% was attributable to the sale of anti-viral medications and 85% was attributable to the sale of other prescription medication and sundry retail items.

The decrease in overall net revenue was brought about by a decrease in the sale of Schedule II medications, offset by a $260,330 (469%) increase in revenue from DME sales and a $582,402 (100%) increase in sales of other prescription medications.

Gross Margin

For the three months ended September 30, 2011 as compared to PharmCo’s three months ended September 30, 2010, overall gross margins decreased 18%, from 62% in 2010 to 44% in 2011. This decrease was primarily due to a decrease in sale of Schedule II medications.

Our prescription revenues and the associated gross profit margin and gross profit dollars are impacted by a number of factors including the percentage of generic prescriptions we fill and the rate at which new generic versions are introduced to the market.  In general, generic versions of drugs generate lower total revenue dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs.  The positive impact on gross profit margins and gross profit dollars has historically been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version. In any given year, the number of drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on our revenues, gross profit margins and gross profit dollars.

Operating Expenses

During the three months ended September 30, 2011 as compared to PharmCo’s three months ended September 30, 2010, operating expenses as a percentage of net revenue increased 36%, from 16% to 52%. This increase was largely attributable to an increase in compensation-related expenses of $527,974 (primarily due to a significant increase in salaries and stock compensation to executives and certain key consultants), an increase of $86,812 in professional fees and an increase of $41,827 in depreciation and amortization expenses.

Operating and Net Income

Net Income (loss) - For the three months ended September 30, 2011, we posted a pre-tax operating loss of $159,344 as opposed to PharmCo’s pretax gain of $969,625 for three months ended September 30, 2010. The decrease in operating income was attributable to both the decrease in gross margins and the increase in operating expenses as described above.

Nine months ended September 30, 2011 and 2010

The following table summarizes our results of operations for the nine months ended September 30, 2011 and PharmCo’s results of operations for the nine months ended September 30, 2010:

Nine Months Ended
	September 30, 2011			September 30, 2010
	% of			% of
	Dollars	Revenue	% change	Dollars	Revenue
Total sales - net	$5,707,894	100%	38%	$4,150,647	100%
Total cost of sales	2,917,767	51%	42%	2,050,637	49%
Total gross margin	2,790,127	49%	33%	2,100,010	51%
Operating and other expenses	3,105,994	54%	318%	742,783	18%
Operating income (loss)	(315,867)	-6%	-123%	1,357,227	33%

Revenue

Net revenues increased $1,557,247 (38%) for the nine months ended September 30, 2011 as compared to PharmCo’s nine months ended September 30, 2010. Our pharmacy and DME businesses generated $5,033,200 (88%) and $674,694 (12%) respectively, of our total net revenue. For the nine months ended September 30, 2010, PharmCo’s then pharmacy and DME businesses generated $3,982,930 (96%) and $167,717 (4%) respectively, of its total net revenue. Of our pharmacy business for the nine months ended September 30, 2011, 9% was attributable to the sale of anti-viral medications and 91% was attributable to the sale of other prescription medications and sundry retail items.

The increase in overall net revenue was due to a $1,697,795 (115%) increase in revenue generated from prescription sales and a $506,977 (302%) increase in revenue generated from DME sales, offset by a decrease in the sale of Schedule II medications and sundry retail items.

Gross Margin

For the nine months ended September 30, 2011 as compared to PharmCo’s nine months ended September 30, 2010, overall gross margins decreased 2%, from 51% in 2010 to 49% in 2011. This decrease was primarily due to the decrease in the sale of Schedule II medications.

Our prescription revenues and the associated gross profit margin and gross profit dollars are impacted by a number of factors including the percentage of generic prescriptions we fill and the rate at which new generic versions are introduced to the market.  In general, generic versions of drugs generate lower total revenue dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs.  The positive impact on gross profit margins and gross profit dollars has historically been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version. In any given year, the number of drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on our revenues, gross profit margins and gross profit dollars.

Operating Expenses

During the nine months ended September 30, 2011 operating expenses increased $2,363,211 as compared to PharmCo’s operating expenses for the nine months ended September 30, 2010, while operating expenses as a percentage of net revenue increased 36% from 18% to 54%. The increase in operating expenses was largely attributable to an increase in compensation-related expenses of $1,729,951 (primarily due to a significant increase in salaries and stock compensation to executives and certain key consultants), an increase of $184,898 in depreciation and amortization expenses, an increase of $151,875 in professional fees, an increase of $64,249 marketing expenses, an increase of $47,309 in automobile expense and an increase of $32,532 in insurance expense.

Operating and Net Income

Net Income (Loss)  - For the first nine months of 2011, we posted a pre-tax operating loss of $315,867  as opposed to PharmCo’s pretax gain of $1,357,227 for the first nine months of 2010. The decrease in operating income was attributable to both the decrease in gross margins and the increase in operating expenses as described above.

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

See “Part I — Item 1A — Risk Factors” in our Transition Report on Form 10-K for the transition period June 1, 2010 to December 31, 2010, for further discussions of risks associated with market conditions. We believe that no significant concentration of credit risk currently exists.

Liquidity

At September 30, 2011 cash was $98,556. Cash generated from operations is our primary source of operating liquidity and we believe that internally generated cash flows are not sufficient to support business operations. We are currently seeking external capital sources, such as notes and other term debt, to supplement our internally generated sources of liquidity, as necessary. We intend to maintain the appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including for potential future acquisitions. Due to the overall strength of our business, we believe that we will have adequate access to capital markets; however, any future disruptions, uncertainty or volatility in those markets may result in higher funding costs for us and adversely affect our ability to obtain funds.

The following table contains a summary of our consolidated statements of cash flows for the respective periods:

	September 30, 2011	September 30, 2010
Net change in cash from:
Operating activities	$142,231	$(8,129)
Investing activities	(176,231)	-
Financing activities	(71,780)	8,000
Change in cash	$(105,780)	$(129)

Cash at end of Period	$98,556	$106

Operating Activities - For the first nine months of 2011, our net loss was $315,867, which was offset by non-cash adjustments of $695,723 relating to stock based compensation, depreciation and amortization expenses. We used $237,625 for working capital.

Investing Activities - For the first nine months of 2011, our investing activities consisted of net capital expenditures mainly for DME and vehicle purchases. See Note 3 of the notes to our consolidated financial statements under “Part I — Item 1 Financial Statements” for a further discussion of our capital expenditures.

Financing Activities - For the first nine months of 2011, our financing activities consisted solely of repayments of borrowings, while in the first nine months of 2010 our financing activities consisted solely of borrowings. See Note 7 of the notes to our consolidated financial statements under “Part I — Item 1 Financial Statements” for a further discussion of our debt.

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

We record reductions to revenue for estimated errors in our billing process and differences between actual and expected insurance reimbursements. These reductions to revenue are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms, and current conditions. We also record reductions to revenue for customer sales returns. Each quarter, we reevaluate our estimates to assess the adequacy of our recorded sales allowance and doubtful accounts, and adjust the amounts as necessary.

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

The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, or sooner if an indicator of impairment occurs. To determine whether goodwill is impaired, we determine the fair values of each of our reportable business units using a discounted cash flow methodology and then compare the fair values to the carrying values of each reportable business unit. We concluded that there was no impairment triggering events during 2011. Though we believe our estimates are reasonable, these fair values require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

Income Taxes- We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide related valuation allowances for deferred tax assets, where appropriate. In determining the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Additionally, we use tax planning strategies as a part of our tax compliance program. Judgments and interpretation of statutes are inherent in this process.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time may harm its business. The Company is currently neither a party to nor is it aware of any such legal proceedings or claims to be filed against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2011 we issued 1,442,757 shares of common stock to officers and consultants for services rendered and 1,098,973 shares of common stock in connection with the conversion of $439,589 of debt and related accrued interest. The securities issued for services were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering. The shares issued upon conversion of the debt were issued to existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act of 1933.

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
Date: November 14, 2011