Form 10-K
period 2011-12-31
Progressive Care Inc.
filed 2012-04-16
CIK 1402945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52684

Progressive Care Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Park Center Blvd., Suite 202, Miami Gardens, FL  33169
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 1-786-657-2060

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐       No  ☒

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011, based upon the last sale price reported for such date on the OTC Bulletin Board was $1.9 million.

Number of shares of common stock outstanding as of March 31, 2012 was 36,380,830.

Documents incorporated by reference:  None

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

GENERAL

Business Strategy

Progressive Care Inc. (the Company”) through its subsidiary Pharmco, LLC (“PharmCo”) is a provider of prescription pharmaceuticals specializing in the sale of anti-retroviral medications and related patient care management, the sale and rental of durable medical equipment (DME) and the supply of all prescription medications and DME to nursing homes and assisted living facilities. The Company is focused on developing the PharmCo brand and adding business elements that cater to specific under-served markets and demographics. This effort includes community and network based marketing strategies, the introduction of new locations, acquisitions and the strategic collaboration(s) with community, government and charitable organizations.

The Company is currently working on the following initiatives:

1)
Become an HIV/AIDS testing site. PharmCo will seek to become recognized for offering in-house confidential testing, to become a primary source of information for HIV/AIDS. Management believes that would give PharmCo an advantage over other specialty pharmacies not offering our A-Z approach to HIV/AIDS patient management.

2)
Become an AIDS Drug Assistant Program (ADAP) provider and enrollment center. This milestone would allow us to acquire more non-Medicare/non-Medicaid HIV/AIDS patients thus diversifying our revenue stream. Additionally, many ADAP enrollees are recently diagnosed or are just taking HIV/AIDS medications for the first time. Becoming an enrollment center would make the pharmacy the first stop for these patients and build customer loyalty.

3)
Offer in-house patient case management. Specialty patients often have a number of government case managers that refer them to providers in their network based on location and convenience without much regard for where the patient will get the best care. PharmCo, in conjunction with the above mentioned services, can provide immediate patient management for patients and act as a contact person for their interactions with government case managers as well as charitable and healthcare service providers. Management believes that this would keep patients connected to PharmCo allowing us to better track them, allowing us to offer better care and services.

4)
Establish infusion pharmacy services. In the specialty pharmacy industry, patients often are afflicted with other illnesses or ailments requiring infusion pharmacy products. Infusion medications are those that need to be delivered directly into the blood stream of the patient. PharmCo does not intend to offer on-site or other medication administration services. Rather, PharmCo will seek to deliver the medication either through intravenous bag or vial with syringe and provide instructions so the patient or caregiver can administer the medication themselves.

5)
Modernize current locations and facilities. Modernization would allow us to become more efficient in our approach to customer service. Upgrades to technology will allow us to offer online patient information services, quicker delivery services and mobile prescription services, etc. to compete in the digital age of the pharmacy industry. Additionally, the Company’s facilities are schedule to be revamped to become more aesthetically pleasing, creating a better experience for our customers.

6)
Establish a Durable Medical Equipment Showroom. The purchasing process for DME is highly visual and tactile. Customers are more apt to purchase an item they can see, touch or use. To compete with other area DME providers, PharmCo intends to redesign space at its North Miami Beach location to showcase our extensive inventory. Management believes that the addition of this showroom would diversify our revenue stream by attracting more cash paying patients.

Products and Services

PharmCo is a provider of prescription pharmaceuticals, specializing in anti-retroviral patient care management and durable medical equipment. The company also provides long term care solutions to assisted living facilities (ALFs), retirement centers and communities, doctors’ offices and clinics. The Company offers same day delivery of all its products, both pharmacy and DME.

As a specialty pharmacy catering to the needs of patients purchasing anti-retroviral medications, and to increase the quality and credibility of the services we provide to these patients, the Company has added a staff that is well trained in acute illnesses. Further, the Company provides confidential prescription packaging that suits the individual patient’s needs and lifestyle.

For its long term care customers, PharmCo provides purchasing, repackaging and dispensing of both prescription and non-prescription pharmaceutical products. PharmCo utilizes a unit-of-dose packaging system as opposed to the traditional vials used for its retail customers. This method of distribution improves control and patient compliance with recommended drug therapy by increasing the timeliness and accuracy of medication dispensing. PharmCo also provides computerized maintenance of patient prescription histories, third party billing and consultant pharmacist services. Its consulting services consist primarily of evaluation of monthly patient drug therapy and monitoring the institution’s drug distribution system.

PharmCo is a fully accredited durable medical equipment provider in Florida that was awarded a contract through competitive bidding to supply hospital beds, oxygen supplies, power wheelchairs, scooters, walkers, and other related equipment and accessories in South Florida. PharmCo carries a broad range of equipment and accessories with most special requests honored the same or next day delivery. The Company offers both sales and rentals with size, color, style, and brand options available on the majority of its products. The Company also offers home service and maintenance, defective product replacements and free home installation and instruction.

Geographic Operations

PharmCo currently caters to South Florida’s diverse population. PharmCo’s customers currently reside in Miami-Dade, Broward, St. Lucie, Martin, and Palm Beach Counties. The Company is based in Miami Gardens, with its PharmCo location in the city of North Miami Beach. In addition to English, different members of the Company’s staff also speak Spanish, Portuguese, Hebrew, Russian, French and Creole.

Competition

Pharmco competes with national and independent retail drug stores, supermarkets, convenience stores, mail order prescription providers, discount merchandisers, membership clubs and health clinics.. Competition is based on several factors including store location and convenience, customer service and satisfaction, product selection and variety, and price. Pharmco’s competitive advantage lies in providing superior personalized service to the patients and facility operators, selectively adding labor saving and compliance enhancing technologies and carrying inventory to provide rapid delivery of durable medical equipment and all pharmaceutical needs.

We face substantial competition within the pharmaceutical healthcare services industry and in the past year have seen even more consolidation. We expect to see this trend continue in the coming year and it is uncertain what effect, if any, these consolidations will have on us or the industry as a whole. The industry also includes a number of large, well-capitalized companies with nationwide operations and capabilities in the specialty services and PBM services arenas, such as CVS Caremark, Express Scripts, Medco Health Solutions, Walgreens, MedImpact Healthcare Systems and many smaller organizations that typically operate on a local or regional basis. In the Specialty Pharmacy Services segment, we compete with several national and regional specialties pharmaceutical distribution companies that have substantial financial resources and which also provide products and services to the chronically ill such as CVS Caremark, Express Scripts and Medco Health Solutions and Walgreens.

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

Sales and Marketing

PharmCo sales and marketing efforts are focused primarily on patients with special pharmaceutical needs, specifically those purchasing anti-retroviral medications. Though there is great competition in this market and the landscape of the industry is complicated, the Company believes it can capitalize on providing for unmet needs within this market base. The Company is working with influential members of the community to reach out to this sensitive demographic through event sponsorship and participation, one-on-one meetings, and charitable outreach. Also, the Company is assembling an experienced and dedicated sales team to promote PharmCo’s specialty services and establish a loyal customer base. The addition of contracts with healthcare payors like Medicare, Medicaid and other managed care organizations has become an integral component for sales success. On November 3, 2010, through competitive bidding, PharmCo was awarded a contract by Medicare to supply hospital beds, oxygen supplies, power wheelchairs and scooters, walkers, and all related accessories. This contract dramatically increases PharmCo’s ability to expand the sales of its durable medical equipment business.

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

Available Information

The mailing address of our principal executive offices is 1111 Park Center Blvd, Suite 202, Miami Gardens, FL  33169. Our telephone number is 1-786-657-2060.

All of our reports filed with the SEC (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports) are accessible through the SEC’s website at www.sec.gov, free of charge, after we electronically file the reports with the SEC. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our XBLR formatted financial statements and notes thereto can be accessed on the SEC’s website or downloaded from our site, www.progressivecareus.com.

Employees

At December 31, 2011 we employed approximately 34 persons (consisting of 31 regular employees and 3 temporary employees), compared to approximately 22 total employees at December 31, 2010.

ITEM 1A.	RISK FACTORS

RISKS RELATING TO OUR BUSINESS

Our business is subject to various industry, economic, regulatory and other risks and uncertainties. In addition to the other information in this report and our other filings with the SEC, you should carefully consider the risks described below, which could materially and adversely affect our business, financial condition and results of operations. The following risk factors are not an exhaustive list of the risks associated with our business. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We have a history of losses and may not be able to sustain profitability.

We may incur operating losses for the foreseeable future.   For the years ended December 31, 2011 and the seven months ended December 31, 2010, we had net sales of $8,237,622 and $1,295,571, respectively. For the years ended December 31, 2011 and the seven months ended December 31, 2010, we had net losses of $466,292 and $153,097, respectively.  Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

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

In that regard, the current economic recession has resulted in declining drug utilization trends during 2011 and 2010. It is possible that a worsening of these trends will cause further decline in drug utilization, and dampen demand for pharmaceutical drugs and durable medical equipment as well as consumer demand for sundry products sold in our retail store. If this were to occur, our business and financial results could be adversely affected.

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

If we are found to be in violation of Medicaid,  Medicare or PBM reimbursement regulations, we could become subject to retroactive adjustments and recoupment, or exclusion from the Medicaid and Medicare programs.

As a Medicaid and Medicare provider, we are subject to retroactive adjustments due to prior-year audits, reviews and investigations, government fraud and abuse initiatives, and other similar actions. Federal regulations provide for withholding payments to recoup amounts payable under the programs and, in certain circumstances, allow for exclusion from Medicaid and Medicare. While we believe we are in material compliance with applicable Medicaid and Medicare reimbursement regulations, there can be no assurance that we, pursuant to such audits, reviews, investigations, or other proceedings, will be found to be in compliance in all respects with such reimbursement regulations. A determination that we are in violation of any such reimbursement regulations could result in retroactive adjustments and recoupment of payments and have a material adverse effect on our financial condition and results of operations. As a Medicaid and Medicare provider, we are also subject to routine, unscheduled audits that could have a material adverse impact on our results of operations, should an audit result in a negative finding, and we can offer no assurance that future Medicaid and Medicare audits will not result in a negative finding.

Our industry is subject to extensive government regulation, and noncompliance by us or our suppliers could harm our business.

The repackaging, marketing, sale, and purchase of medications are extensively regulated by federal and state governments. As a provider of pharmacy services, our operations are subject to complex and evolving federal and state laws and regulations enforced by federal and state governmental agencies, including, but not limited to, the federal Controlled Substances Act, the False Claims Act, federal and state Anti-Kickback laws, HIPAA, the Stark Law, the federal Civil Monetary Penalty Law, the PDMA, the Food, Drug and Cosmetic Act and various other state pharmacy laws and regulations. In addition, many of the HIV/AIDS medications that we sell receive greater attention from law enforcement officials than those medications that are most often dispensed by traditional pharmacies due to the high cost of HIV/AIDS medications and the potential for illegal use. If we fail to, or are accused of failing to, comply with applicable laws and regulations, we could be subject to penalties that may include exclusion from the Medicare or Medicaid programs, fines, requirements to change our practices, and civil or criminal penalties, which could harm our business, financial condition, and results of operations. Any disqualification from participating in Medicare or the state Medicaid programs would significantly reduce our net sales and our ability to maintain profitability. Our business could also be harmed if the entities with which we contract or have business relationships, such as pharmaceutical manufacturers, distributors, physicians, HIV/AIDS clinics, or home health agencies are accused of violating laws or regulations.

While we believe we are operating our business in substantial compliance with existing legal requirements material to the operation of our business, there are significant uncertainties involving the application of many of these legal requirements to our business. Changes in interpretation or enforcement policies could subject our current practices to allegation of impropriety or illegality. The applicable regulatory framework is complex and evolving, and the laws are very broad in scope. Many of the laws remain open to interpretation and have not been addressed by substantive court decisions to clarify their meaning. We are also unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulation might have on us. Further, we cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could increase our cost of compliance with such laws or reduce our ability to remain profitable.

Federal and state investigations and enforcement actions continue to focus on the healthcare industry, scrutinizing a wide range of items such as referral and billing practices, product discount arrangements, dissemination of confidential patient information, clinical drug research trials, pharmaceutical marketing programs, and gifts for patients. It is difficult to predict how any of the laws implicated in these investigations and enforcement actions may be interpreted to apply to our business. Any future investigation may cause publicity, regardless of the eventual result of the investigation, or its underlying merits, that would cause potential patients to avoid us, reducing our net sales and profits and causing our stock price to decline.

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

If we are not able to market our services effectively to HIV/AIDS clinics, their affiliated healthcare providers and PDPs, we may not be able to grow our patient base as rapidly as we have anticipated.

 Our success depends, in part, on our ability to develop and maintain relationships with HIV/AIDS clinics and their affiliated healthcare providers because each is an important patient referral source for our business. In addition, we also have to maintain and continue to establish relationships with Prescription Drug Providers (“PDPs”) so we can continue to fill prescriptions for our dual eligible customers who receive prescription drug coverage under Medicare Part D. If we are unable to market our services effectively to these clinics, healthcare providers and PDPs, or if our existing relationships with clinics and providers are terminated, our ability to grow our patient base will be harmed, which could significantly reduce our net sales and our ability to maintain profitability. Additionally, Medicare Part D regulations that strictly limit our ability to market to our current and new patients may limit our ability to maintain and grow our current patient base.

If we fail to manage our growth or implement changes to our reporting systems effectively, our business could be harmed.

If we are unable to manage our growth effectively, we could incur losses. How we manage our growth will depend, among other things, on our ability to adapt our operational, financial and management controls, reporting systems and procedures to the demands of a larger business, including the demands of integrating our acquisitions. To manage the growth and increasing complexity of our business, we may make modifications to or replace computer and other reporting systems, including those that report on our financial results and on which we are substantially dependent. We may incur significant financial and resource costs as a result of any such modifications or replacements, and our business may be subject to transitional difficulties. The difficulties associated with any such implementation, and any failure or delay in the system implementation, could negatively affect our internal control over financial reporting and harm our business and results of operations. In addition, we may not be able to successfully hire, train and manage additional sales, marketing, customer support and pharmacists quickly enough to support our growth. To provide this support, we may need to open additional offices, which will result in additional burdens on our systems and resources and require additional capital expenditures.

Our success in identifying and integrating synergistic acquisitions may impact our business and our ability to have effective disclosure controls.

As part of our strategy, we continually evaluate acquisition opportunities. There can be no assurance that we will complete any future acquisitions or that such transactions, if completed, will be integrated successfully or will contribute favorably to our operations and financial condition. The integration of acquisitions includes ensuring that our disclosure controls and procedures and our internal control over financial reporting effectively apply to and address the operations of newly acquired businesses. We may be required to change our disclosure controls and procedures or our internal control over financial reporting to accommodate newly acquired operations, and we may also be required to remediate historic weaknesses or deficiencies at acquired businesses.

In addition, acquisitions may expose us to unknown or contingent liabilities of the acquired businesses, including liabilities for failure to comply with healthcare or reimbursement laws. While we try to negotiate indemnification provisions that we consider to be appropriate for the acquisitions, there can be no assurance that liabilities relating to the prior operations of acquired companies will not have a material adverse effect on our business, financial condition and results of operations. Furthermore, future acquisitions may result in dilutive issuances of equity securities, incurrence of additional debt, and amortization of expenses related to intangible assets, any of which could have a material adverse effect on our business, financial condition and results of operations.

A disruption in our telephone system or our computer system could harm our business.

We receive and take most prescription orders over the telephone and by facsimile. We also rely extensively upon our computer system to confirm payor information, patient eligibility and authorizations; to check on medication interactions and patient medication history; to facilitate filling and labeling prescriptions for delivery and billing; and to help with the collection of payments. Our success depends, in part, upon our ability to promptly fill and deliver complex prescription orders as well as on our ability to provide reimbursement management services for our patients and their healthcare providers. Any continuing disruption in our telephone, facsimile or computer systems could adversely affect our ability to receive and process prescription orders, make deliveries on a timely basis and receive reimbursement from our payors. This could adversely affect our relations with the patients and healthcare providers we serve and potentially result in a partial reduction in orders from, or a complete loss of, these patients.

We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.

As of March 31, 2012, we employed 31persons. We have also engaged consultants to advise us on various aspects of our business. Our future performance will depend in part on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management.

RISKS RELATED TO THE SPECIALTY PHARMACY INDUSTRY

There is substantial competition in our industry, and we may not be able to compete successfully.

The specialty pharmacy industry is highly competitive and is continuing to become more competitive. All of the medications, supplies and services that we provide are also available from our competitors. Our current and potential competitors may include:

•	Other specialty pharmacy distributors;

•	Specialty pharmacy divisions of wholesale drug distributors;

•	Not for profit organizations with specialty pharmacies;

•	Hospital-based pharmacies;

•	Local infusion providers;

•	Other retail pharmacies;

•	Manufacturers that sell their products both to distributors and directly to clinics and physicians’ offices; and

•	Hospital-based care centers and other alternate-site healthcare providers.

Many specialty patients are currently receiving prescription benefits from non-profit plans such as Ryan White. These payors only use non-profit providers to dispense medications to their enrollees. Should there be any changes in the environment in the specialty industry that lead more patients to non-profit payor organizations or the services of non-profit pharmacies become more attractive, the company may not be able to compete successfully.

Many of our competitors have substantially greater resources and marketing staffs and more established operations and infrastructure than we have. A significant factor in effective competition will be our ability to maintain and expand our relationships with patients, healthcare providers and government and private payors.

If demand for our products and services is reduced, our business and ability to grow would be harmed.

A reduction in demand for HIV/AIDS medications would significantly harm our business, as we would not be able to quickly shift our business to provide medications for other diseases or disorders. Reduced demand for our products and services could be caused by a number of circumstances, such as:

•	A cure or vaccine for HIV/AIDS;

•	The emergence of a new strain of HIV that is resistant to available HIV/AIDS medications;

•	Shifts to treatment regimens other than those we offer;

•	New methods of delivery of existing HIV/AIDS medications or of injectible or infusible medications that do not require our specialty pharmacy and disease management services;

•	Recalls of the medications we sell;

•	Adverse reactions caused by the medications we sell;

•	The expiration of or challenge to the drug patents on the medications we sell; or

•	Competing treatment from a new HIV/AIDS medication or from a new injectible or infusible medication or a new use of an existing HIV/AIDS, injectible, or infusible medication.

Our revenues could be adversely affected if new drugs or combination therapies are developed and prescribed to our patients that have a reimbursement rate less than that of the current drug therapies our patients receive.

 If our patients switch medications to those with lower reimbursement rates or to combination therapies, which combine multiple HIV drugs into a single medication, our net sales could decline. Combination therapies reduce the number of total prescriptions received by our patients, resulting in reduced average revenues and a decrease in dispensing fees per patient.

We rely on a limited number of suppliers for the prescriptions dispensed by our pharmacies, and we could have difficulty obtaining sufficient supply of the drugs to fill those prescriptions.

A limited number of manufacturers operating under current Good Manufacturing Practices are capable of manufacturing the drugs dispensed by our pharmacies, and the supply of those drugs is limited by allocations from the manufacturers. Although we believe we have sufficient supply from such manufacturers and we maintain inventory on hand to meet our demand, if our suppliers had problems or delays with their manufacturing operations we may have difficulty obtaining sufficient quantities of the drugs required for our business. If we do not receive sufficient quantities from our current suppliers, we may be unable to identify or obtain our required drugs from alternative manufacturers on commercially reasonable terms or on a timely basis, which would negatively impact our revenues, reputation and business strategy.

If our credit terms with vendors become unfavorable or our relationship with them is terminated, our business could be adversely affected.

We depend on existing credit terms from vendors to meet our working capital needs between the times we purchased medications from vendors and when we received reimbursement or payment from third-party payors. Our ability to grow has been limited in part by our inability to negotiate favorable credit terms from our suppliers. If our position changes and are unable to maintain adequate credit terms or sufficient financing from third-party lenders, we may become limited in our ability to continue to increase the volume of medications we need to fill prescriptions.

There are only a few wholesale distributors from which we can purchase the medications we offer to HIV/AIDS patients. In the event that any of our vendor agreements terminate or are not renewed, we might not be able to enter into a new agreement with another wholesale distributor on a timely basis or on terms favorable to us. Our inability to enter into a new supply agreement may cause a shortage of the supply of medications we keep in stock, or we may be required to accept pricing and credit terms from a vendor that are less favorable to us than those we currently have.

RISKS RELATED TO THE DURABLE MEDICAL EQUIPMENT INDUSTRY

Non-Compliance With Laws and Regulations Applicable to Our Business and Future Changes in or Interpretations of Those Laws and Regulations Could Have a Material Adverse Effect on Us.

We are subject to many stringent and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and payment, substantiation and record-keeping requirements. Examples of such documentation requirements are contained in the DME MAC supplier manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. Some DMEMACs and other government auditors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain such documentation from other healthcare providers. Also, auditors’ interpretations of these policies are inconsistent and subject to individual interpretations leading to high supplier and industry error rates. In fact, DMEMACs have continued to conduct significant pre-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for CPAP claims have ranged from 50% to 80%. DMEMACs have repeatedly cited medical necessity documentation insufficiencies as the primary reason for claim denials. In addition, certain states have established unique documentation requirements concerning direct patient care activities provided by DME suppliers’ staff. In the absence of such documentation, the state may request a refund or impose sanctions such as fines. If these or other challenging positions continue to be adopted by auditors, DMEMACs, states, CMS or its contractors in administering the Medicare program, we have the right to contest these positions as being contrary to law. Such appeal processes may be protracted and costly, even when the initial determinations are overturned. If these interpretations of the documentation requirements are ultimately upheld, it could result in our making significant refunds and other payments to Medicare and/or Medicaid and our future revenues from Medicare and/or Medicaid would likely be reduced. We cannot currently predict the adverse impact, if any, that these new, more onerous interpretations of the Medicare and/or Medicaid documentation requirements, or revised internal operational policies to address them, might have on our relationships with referral sources, operations, cash flow and capital resources, but such impact could be material.

The federal False Claims Act imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. The federal government and a number of courts also have taken the position that claims presented in violation of certain other statutes, including the federal anti-kickback statute or the Omnibus Budget Reconciliation Act of 1993 (the “Stark Law”), can be considered a violation of the federal False Claims Act. Violations of the federal civil False Claims Act may result in treble damages, civil monetary penalties and exclusion from the Medicare, Medicaid and other federally funded healthcare programs. If certain criteria are satisfied, the federal civil False Claims Act allows a private individual to bring a qui tam suit on behalf of the government and, if the case is successful, to share in any recovery. Federal False Claims Act suits brought directly by the government or private individuals against healthcare providers, like us, are increasingly common and are expected to continue to increase.

The Reform Package also includes certain fraud and abuse prevention measures and expands regulatory authorities concerning the types of conduct that can result in additional fines and penalties for those healthcare providers who do not comply with applicable laws and regulations. The federal government also announced that it will apply real-time monitoring technologies to the Medicare claim management process, similar to technologies used in other industries. Although we cannot quantify at this time what, if any, impact such processes might have on our relationships with referral sources, operations, cash flow and capital resources, such impact could be material.

Financial relationships between us and physicians and other referral sources are also subject to strict limitations under laws such as the Stark Law and anti-kickback laws. In addition, strict licensure, accreditation, safety and marketing requirements apply to the provision of services, pharmaceuticals and medical equipment.

Violations of these laws and regulations could subject us to civil and criminal enforcement actions; licensure revocation, suspension or non-renewal; severe fines; facility shutdowns; repayment of amounts received from third party payors and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. We cannot assure you that we are in compliance with all applicable existing laws and regulations or that we will be able to comply with any new laws or regulations that may be enacted in the future. In addition, from time to time, we may be the subject of investigations or audits or be a party to qui tam or other False Claims Act litigation which alleges violations of law. If any of those matters were successfully asserted against us, there could be a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources, liquidity or prospects.

Changes in public policy, healthcare law, new interpretations of existing laws, or changes in payment methodology may have a material effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Expanded Government Auditing and Oversight of Medicare and Medicaid Suppliers and More Stringent Interpretations by Those Auditors of Regulations and Rules Concerning Billing for Our Services and Products Could Have a Material Adverse Effect on Us.

Current law, including the recent Reform Package and an executive order signed by the President, provides for a significant expansion of the government’s auditing and oversight of suppliers who care for patients covered by various government healthcare programs. Examples of this expansion include audit programs being implemented by the DMEMACs, the Zone Program Integrity Contractors (“ZPICs”), the Recovery Audit Contractors (“RACs”) and the Comprehensive Error Rate Testing contractors (“CERTs”) operating under the direction of CMS. We work cooperatively with these auditors and have long maintained a process for centrally tracking and managing our responses to their audit requests. However, unlike other government programs that are subject to a formal rulemaking process, there are only limited publicly-available guidelines and methodologies for determining errors or for providing clear and timely communications to DMEPOS suppliers in connection with these new types of audits. As a result, there is significant lack of clarity regarding the authority of the auditors, their expectations for document production requested during audits and the methodology for determining errors and calculating error rates.

Along with other healthcare providers and suppliers, we have recently been subject to a significant increase in the number of audits conducted under these new programs. Many of these audits have ascribed error rates to our audited locations that are significantly higher than we, and others in the industry, have experienced in the past. In some cases, these high error rates appear to be based on the auditors’ incomplete or erroneous review of our submitted documentation, our inability to retrieve physician or hospital documentation from their records, the auditors’ enforcement of requirements for documentation for patients begun on service during a time period when lesser levels of documentation were accepted practice, or unclear scoring methodologies used by the auditors, among other factors. In other instances, high error rates have resulted from the auditors’ use of more stringent interpretations of the types of medical necessity documentation required for CMS to pay for the services we provide. We have appealed the results of certain of these audits and made changes to our operating policies and procedures, but cannot predict the ultimate impact that the government’s expanded and more stringent auditing, or our policies, may have on our business, financial conditions or results of operations.

We have been informed by these auditors that other healthcare providers and all suppliers of certain DMEPOS product categories are expected to experience further increased scrutiny from these audit programs. When a government auditor ascribes a high error rate to one or more of our locations, it generally results in protracted pre-payment claims review, payment delays, refunds and other payments to the government and/or our need to request more documentation from referral sources than has historically been required. It may also result in additional audit activity in other locations of ours in that state or DME MAC jurisdiction. Our error rate, aggregated with other DMEPOS suppliers in the industry, is then reported to Medicare contractors and Congress. According to the CERT contractors utilizing the more stringent interpretations of the medical necessity documentation requirements, the DMEPOS industry error rate in 2009 was 51.9% and was over 70% in 2010. Further, DMEMACs have continued to conduct extensive pre-payment reviews across the DME industry and, for example, have found that error rates for CPAP claims have ranged from 50% to 80%. We cannot currently predict the adverse impact, if any that these new audits, methodologies and interpretations might have on our operations, cash flow and capital resources, but such adverse impact could be material.

Our Failure to Maintain Required Licenses Could Impact Our Operations.

We are required to maintain a significant number of state and/or federal licenses for our operations and facilities. Certain employees—primarily those with expertise in pharmacy and respiratory therapy—are required to maintain licenses in the states in which they practice. We manage the facility licensing function centrally. In addition, individual clinical employees are responsible for obtaining, maintaining and renewing their professional licenses and we also have processes in place designed to notify branch or pharmacy managers of renewal dates for the clinical employees under their supervision. State and federal licensing requirements are complex and often open to subjective interpretation by various regulatory agencies. Accurate licensure is also a critical threshold issue for the Medicare competitive bidding program. From time to time, we may also become subject to new or different licensing requirements due to legislative or regulatory requirements developments or changes in our business, and such developments may cause us to make further changes in our business, the results of which may be material. Although we believe we have appropriate systems in place to monitor licensure, violations of licensing requirements may occur and our failure to acquire or maintain appropriate licensure for our operations, facilities and clinicians could result in interruptions in our operations, refunds to state and/or federal payors, sanctions or fines or the inability to serve Medicare beneficiaries in competitive bidding markets which could have an adverse material impact on our business, financial condition, results of operation, cash flow, capital resources and liquidity.

Our Failure to Maintain Accreditation Could Impact Our Operations.

Accreditation is required by most of our managed care payors and became a mandatory requirement for all Medicare DMEPOS providers effective October 1, 2009.  If we lose accreditation, or if any of our new branches are unable to become accredited, our failure to maintain accreditation or become accredited could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Our Failure to Establish and Maintain Relationships With Hospital and Physician Referral Sources May Cause Our Revenue to Decline.

Our success is significantly dependent on referrals from hospital and physician sources. If we are unable to successfully establish new referral sources and maintain strong relationships with our current referral sources, or if efforts to increase the skill level and effectiveness of our sales force fail, our revenues may decline.

Changes in Medical Equipment Technology and Development of New Treatments May Cause Our Current Equipment or Services to Become Obsolete.

We evaluate changes in home medical equipment technology and treatments on an ongoing basis for purposes of determining the feasibility of replacing or supplementing items currently included in the patient service equipment inventory and services that we offer our customers. The selection of medical equipment and services we offer is formulated on the basis of a variety of factors, including overall quality, functional reliability, availability of supply, payor reimbursement policies, product features, labor costs associated with the technology, acquisition, repair and ownership costs and overall patient and referral source demand, as well as patient therapeutic and lifestyle benefits. Manufacturers continue to invest in research and development to introduce new products to the marketplace. It is possible that major changes in available technology, payor benefit or coverage policies related to those changes, or the preferences of patients and referral sources may cause our current product offerings to become less competitive or obsolete, and it will be necessary for us to adapt to those changes. Unanticipated changes could cause us to incur increased capital expenditures and accelerated equipment write-offs, and could force us to alter our sales, operations and marketing strategies.

Our Operations Involve the Transport of Compressed and Liquid Oxygen, Which Carries an Inherent Risk of Rupture or Other Accidents With the Potential to Cause Substantial Loss.

Our operations are subject to the many hazards inherent in the transportation of medical gas products and compressed and liquid oxygen, including ruptures, leaks and fires. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. If a significant accident or event occurs, it could adversely affect our business, financial position and results of operations. Additionally, corrective action plans, fines or other sanctions may be levied by government regulators who oversee transportation of hazardous materials such as compressed or liquid oxygen.

There are a number of additional business risks which could adversely affect our financial results.

Many other factors could adversely affect our financial results, including:

●	If we are unsuccessful in establishing effective advertising, marketing and promotional programs, our sales or sales margins could be negatively affected.

●
Our success depends on our continued ability to attract and retain store management and other professional personnel, and the loss of key personnel could have an adverse effect on the results of our operations, financial condition or cash flow.

●
We may not be able to successfully and timely implement new computer systems and technology or business processes, or may experience disruptions or delays to the computer systems we depend on to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes, which could adversely impact our operations and our ability to attract and retain customers.

●
Changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to  carrying value for the Company’s reporting units, including goodwill and intangible assets, may have an adverse effect on the Company’s financial condition and results of operations.

●
Severe weather conditions, terrorist activities, health epidemics or pandemics or the prospect of these events can impact our store operations or damage our facilities in affected areas or have an adverse impact on consumer confidence levels and spending in our store.

●
The long-term effects of climate change on general economic conditions and the pharmacy industry in particular are unclear, and changes in the supply, demand or available sources of energy may affect the availability or cost of goods and services, including natural resources, necessary to run our business.

●
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

Currently, our directors, executive officers, and principal stockholders beneficially own a majority of our common stock. As a result, they will be able to exert substantial influence over the election of our board of directors and the vote on issues submitted to our stockholders. As of March 31, 2012, our officers, directors and principal stockholders beneficially owned approximately 30 million shares (83%) of our common stock, which number excludes shares of common stock issuable upon pursuant to certain employment and consulting agreements held by our officers, directors and principal stockholders.  Because our common is “thinly traded”, the sale of these shares by our officers, directors and/or principal stockholders could have a severely adverse affect on the market for our stock and our share price.

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

We have never paid dividends.

We have never paid cash dividends on our common stock and do not anticipate paying any for the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable because the Company is a smaller reporting company.

ITEM 2.	PROPERTIES

Our management office is located at 1111 Park Center. Blvd, Suite 202, Miami Gardens, FL  33169. We currently rent approximately 5,100 square feet of retail and pharmacy space in North Miami, FL for a monthly rent of approx. $11,500; this lease expires in December, 2020. We also lease another 3,100 square feet of retail and pharmacy space in Opa Locka, FL for approximately $5,200; this lease expires in November 2016. We are also in the beginning stages of building out a new location in Miami, FL. Lease payments should be approximately $9,800 per month. This too is a 5 year lease and will commence sometime in the later part of 2012.

We believe our current properties will be adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock trades on the OTC Bulletin Board under the symbol “RXMD” since April 12, 2011.   Prior to this, our common stock traded under the symbol “PRTR” on the OTC Bulletin Board since 11/21/2008. The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters during the last two calendar years. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on April 12, 2011 was $0.55 per share. As of April 12, 2012, there were approximately 170 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED DECEMBER 31, 2011
Fourth quarter	$0.51	$0.35
Third quarter	$0.51	$0.35
Second quarter	$0.51	$0.40
First quarter	$0.51	$0.20
YEAR ENDED DECEMBER 31, 2010
Fourth quarter	$0.35	$0.11
Third quarter	$0.11	$0.10
Second quarter	$0.13	$0.09
First quarter	$0.05	$0.05

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On November 28, 2011 the Company entered into a $150,000 3-year 8% convertible note with an investor. Under the terms of the Note, the investor has the option to convert their Notes into shares of the Company’s common stock at an exercise price of $0.40/share. In connection with this note, the Company paid debt issue costs of $18,000 and issued 15,000, 3-year warrants exercisable at $0.40 per share, having a fair market value of $4,895, as calculated using the Black Scholes valuation method. The warrants vested on the date of issuance and expire November 27, 2014. The securities are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Act”), or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

There were no other sales of unregistered securities during the fiscal year ended December 31, 2011 or for the seven months ended December 31, 2010 other than those transactions previously reported to the SEC on the Company’s quarterly report on Form 10-Q and current reports on Form 8-K.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable because the Company is a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011 found in this report and the seven months ended December 31, 2010 as filed in our Transitional Report, form 10-K, on April 15, 2011. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,””may”  or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Report.

Introduction

The Company is a South Florida provider of prescription pharmaceuticals, which currently specializes in providing anti-retroviral patient care management, durable medical equipment (DME) and pharmaceutical needs to long term care facilities. The pharmacy industry is highly competitive.  We compete with national and independent retail drug stores, specialty pharmacies, supermarkets, convenience stores, mail order prescription providers, discount merchandisers, membership clubs, health clinics, internet pharmacies, and home medical equipment providers.

Our specific focus as we move forward, is to increase our revenues and presence in the specialty pharmacy industry, taking advantage of expansion initiatives instituted during the 2011 fiscal year.

Overview

As we entered the 2011 fiscal year, our business plan was to take advantage of our competitive bidding contract with Medicare by providing DME in South Florida; it was also to enhance our long term care prescription services. Throughout the year we have taken steps to execute on this plan by increasing our marketing efforts and moving forward with our expansion plans. In addition, we sought out new sources of revenue and found that the specialty/anti-retroviral medication market is underserved in South Florida. Consequently, these areas are our primary focus for 2012.

In the second quarter of 2011 we entered the specialty/anti-retroviral medication market. We structured our pharmacy to not only provide prescription filling services but to also offer patient care management. To increase the credibility and quality of our services, we hired a team of personnel knowledgeable in the care and management of individuals with infectious diseases. Our services in this segment include customized and confidential prescription packaging, an extensive inventory of specialty/ anti-retroviral medications, and 24-hour emergency customer assistance.

We have grown the specialty pharmacy segment through grassroots marketing efforts target at physician groups and other referral sources. Overall our gross profit margin on specialty pharmacy services has been impacted by two primary factors: high medication costs and low reimbursements rates by Medicare and Medicaid. Specialty medication costs are notoriously high, but we believe this factor can be mitigated by acquiring bulk buying rates with wholesalers and improving our cash flow position by taking advantage of purchasing terms. Though the profit margin is lower than in other medications as well as DME, we believe there is much to be gained and we intend to enhance our efforts in the arena by significantly growing our presence.

In 2011, our competitive bidding contract became effective for the sale of durable medical equipment. Through the first two quarters of 2011 we ramped up marketing efforts. While our sales were increasing, Medicare, in an effort to stem the tide of billing fraud, instituted a review process on nearly all sales of hospital beds and oxygen products. This has led to a much higher denial rate on reviewed claims, as had been previously experienced. We believe we are in substantial compliance with all governmental regulations regarding equipment dispensing and billing; audits conducted by Medicare have not yielded any material deficiencies in our compliance processes. However, the overall process has affected our business, as collections have become a time consuming and costly task. Our cash flow has been significantly impacted by this process.

In the second and third quarter of 2011, we targeted two additional South Florida retail locations which are currently scheduled to open in 2012.  Our first new location is in the City of Opa Locka, FL, where we believe the specialty pharmacy needs are underserved. Our second new location is across from North Shore Hospital in Miami, FL. This location was selected because of the lack of pharmacy services offered at North Shore Hospital and the close proximity of a new outpatient clinic currently under construction adjacent to this location. We believe we will also benefit from long term care and senior living facilities in the immediate area, and have plans to relocate our nursing home fulfillment center to this location.

Business Development Strategy

As we look to the future, we intend to implement several initiatives as part of our ambitious business plan. To bring more visibility to the Company, we recently hired world renowned recording artist Luther Campbell as a company spokesperson. With his long-standing reputation as a prominent community activist, Mr. Campbell is deeply involved in the Company’s community outreach program and in the development of our anti-retroviral patient management program. Mr. Campbell's work will also be in combination with the new initiative planned by our HIV/AIDS Action Committee headed by Mrs. McDonald, a former Florida Department of Health Program Manager.

We are also working diligently on the development and implementation of an initiative to create a cooperative effort in South Florida communities to get urgently needed care and education to HIV/AIDS and acute illness patients. This initiative is designed to reach “at-risk” demographics in urban and rural communities working in conjunction with charitable organizations to provide information, testing, education and other services to communities in need.

Results of Operations

We acquired PharmCo on October 21, 2010 (the “Acquisition Date”) and immediately changed our focus from that of a video training business, to that of a pharmaceutical and DME provider. In line with this reorganization, on December 31, 2010 we fully divested ourselves of our training video business. In this our Management’s Discussion and Analysis, we will discuss the increases, decreases and trends in our financial position by comparing our current operations for the year ended December 31, 2011 to the transition period representing the seven months ended December 1, 2010. However, management believe that a simple comparison between these two periods is not meaningful on either a qualitative or quantitative basis, because these periods are not equal and the seven months ended December 31, 2010 only includes revenues, costs of sales and SG&A expenses of PharmCo from the Acquisition Date as opposed to a full twelve months. Therefore, where applicable, we will compare both our year ended December 31, 2011 to that of PharmCo’s year ended December 31, 2010.

Particular attention should be drawn to the fact that all comparative numbers of PharmCo’s year ended December 31, 2010 have not been audited or presented in any Form 10-K, 10-Q or any other filing nor are they required to be.  Our analysis presented herein is intended to provide the reader with both useful and relevant information.

Net revenues increased 536% for the year ended December 31, 2011 as compared to the seven months ended December 31, 2010, from approximately $1.30 million to approximately $8.24 million. Pharmacy revenues represented approximately 88% and 91% of total revenues for the year ended December 31, 2011 as compared to the seven months ended December 31, 2010, and DME revenues represented 12% and 9% of total revenue, respectively, for the same periods. However, net revenues of the Company for the year ended December 31, 2011 as compared to PharmCo’s year ended December 31, 2010 increased only 40% or approximately $2.35 million, from approximately $5.88 million to approximately $8.24 million.

Net loss from continuing operations before income taxes increased 104% for the year ended December 31, 2011 as compared to the seven months ended December 31, 2010, from approximately $.2 million to approximately $.4 million. However, for the year ended December 31, 2011 as compared to PharmCo’s year ended December 31, 2010 net loss increased $1.77 million, from a gain of approximately $1.37 million to a loss of approximately $.4 million.  This increase in net loss was substantially due to salaries and compensation increases.

Gross margin as a percent of sales increased from 26% for the seven months ended December 31, 2010 (25% for PharmCo’s year ended December 31, 2010) to 45% for the year ended December 31, 2011. Overall margins for this period were positively impacted by the increase in DME sales which carry a much higher margin that do pharmaceutical drugs and the sale of more generic drugs.  Gross margins for the seven month ended December 31, 2010 were positively impacted by higher front-end margins.  Also impacting margins for the seven month ended December 31, 2010 were higher retail pharmacy margins.

Selling, general and administrative expenses as a percentage of sales increased 10%, from 40% for the seven months ended December 31, 2010 to 50% for the year ended December 31, 2011.  Selling, general and administrative expenses as a percentage of sales for the year ended December 31, 2011as compared to PharmCo’s year ended December 31, 2010 increased 23%. The increase in SG&A was directly attributable to the cost of being maintaining the public entity and the change in our business model.

Liquidity and Capital Resources

Cash on hand was $88,874 at December 31, 2011 as compared to $204,336 at December 31, 2010. Net cash provided by operating activities for the year ended December 31, 2011 was $106,848 compared to net cash provided by operating activities of $247,317 for the seven months ended December 31, 2010. When compared to the prior year, cash from operating activities decreased as a result of lower net earnings, primarily due from higher salaries and the issuance of stock based compensation.

Net cash used for investing activities was $356,390 for the year ended December 31, 2011 as compared to net cash used in investing activities of $34,473 for the year ended December 31, 2010.

Net cash provided by financing activities was $134, 080 for the year ended December 31, 2011 as compared to net cash used in financing activities of $8,508 for the year ended December 31, 2010.

As of April 12, 2012, our cash balance was approximately $100,000.

Our continued operations will primarily depend on whether we are able to generate revenues and profits and/or raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

Current and Future Financing Needs

We have incurred an accumulated deficit of $2.4 million through December 31, 2011. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy.

Based on our current plans, we believe that our current cash will not be sufficient to enable us to meet our planned operating needs.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

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

INDEX TO FINANCIAL STATEMENTS

PROGRESSIVE CARE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Progressive Care, Inc.

We have audited the accompanying consolidated balance sheets of Progressive Care, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2011 and the seven months ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Progressive Care, Inc.  and Subsidiary as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year ended December 31, 2011 and the seven months ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Berman & Company, P.A.

Boca Raton, Florida
April 16, 2012

551 NW 77th Street Suite 201 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the PCAOB • Member A1CPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Progressive Care, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

Assets

Current Assets
Cash	$88,874	$204,336
Accounts receivable - net	1,006,835	406,587
Inventory	248,678	272,468
Prepaids	21,741	-
Total Current Assets	1,366,128	883,391

Property and equipment - net	276,795	77,133

Other Assets
Intangibles - net	1,574,663	1,817,868
Goodwill	1,348,402	1,348,402
Deposits	44,741	-
Debt issue costs	22,259	-
Total Other Assets	2,990,065	3,166,270

Total Assets	$4,632,989	$4,126,794

Liabilities and Stockholders' Equity

Current Liabilities
Cash overdraft	$71,380	$-
Accounts payable and accrued liabilities	248,786	137,163
Deferred rent payable	17,535	-
Income taxes payable	42,656	-
Notes payable	87,767	567,067
Notes payable - related party	73,329	73,329
Accrued interest payable - related party	24,732	18,866
Total Current Liabilities	566,185	796,425

Long Term Liability
Convertible Debt - note payable	150,000	-
Total Long Term Liabilities	150,000	-

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares authorized
38,066,830 and 36,348,830 issued and outstanding (2011); and
35,280,000 and 33,562,000 shares issued and outstanding (2010)	3,807	3,528
Additional paid in capital	6,278,571	5,226,123
Accumulated deficit	(2,365,574)	(1,899,282)
Total Stockholders' Equity	3,916,804	3,330,369

Total Liabilities and Stockholders' Equity	$4,632,989	$4,126,794

See accompanying notes to consolidated financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended	Seven Months Ended
	December 31, 2011	December 31, 2010

Sales - net	$8,237,622	$1,295,571

Cost of sales	4,557,188	958,743

Gross profit	3,680,434	336,828

Selling, general and administrative expenses	4,084,177	522,563

Loss from operations	(403,743)	(185,735)

Other Income (Expense)
Forgiveness of accrued interest - former related party	12,585	-
Loss on sale of equipment	(2,671)	-
Interest expense	(17,197)	(16,032)
Total other expense - net	(7,283)	(16,032)

Loss from continuing operations before provision for income taxes	(411,026)	(201,767)

Provision for Income Tax	55,266	-

Loss from continuing operations	(466,292)	(201,767)

Discontinued operations
Loss from discontinued operations - net of tax	-	(12,862)
Gain on disposition of subsidiary - net of tax	-	61,532
Gain from discontinued operations - net of income taxes	-	48,670

Net loss	$(466,292)	$(153,097)

Basic and diluted loss per common share:
Continuing operations	(0.01)	(0.01)
Discontinued operations	(0.00)	(0.00)
Net loss per share	(0.01)	(0.01)

Weighted average number of common shares outstanding
during the year/period - basic and diluted	35,393,718	11,837,377

See accompanying notes to consolidated financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity (Deficit)
Year Ended December 31, 2011 and Seven Months Ended December 31, 2010

	Common Stock		Additional		Total
	$0.0001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, May 31, 2010	5,280,000	528	1,598,323	(1,746,185)	(147,334)

Issuance of common stock in connection with PharmCo acquisition	30,000,000	3,000	3,597,000	-	3,600,000

Contributed services - related party	-	-	30,800	-	30,800

Net loss - 2010	-	-	-	(153,097)	(153,097)

Balance, December 31, 2010	35,280,000	3,528	5,226,123	(1,899,282)	3,330,369

Issuance of common stock for services rendered	302,261	30	83,213	-	83,243

Issuance of common stock for services rendered - related parties	1,385,596	139	524,861	-	525,000

Issuance of common stock in connection with the conversions of debt and accrued interest	1,098,973	110	439,479	-	439,589

Issuance of warrants as debt issue cost - related party	-	-	4,895	-	4,895

Net loss - 2011	-	-	-	(466,292)	(466,292)

Balance, December 31, 2011	38,066,830	$3,807	$6,278,571	$(2,365,574)	3,916,804

See accompanying notes to consolidated financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended	Seven Months Ended
	December 31, 2011	December 31, 2010
Cash Flows From Operating Activities:
Net loss from continuing operations	$(466,292)	$(201,767)
Net loss from discontinued operations	-	48,670
Adjustments to reconcile net loss to net cash
provided by operating activities:
Recognition of stock-based compensation	83,243	-
Recognition of stock-based compensation - related parties	525,000	-
Contributed services - related party	-	30,800
Bad Debt	40,198	-
Depreciation	156,728	32,020
Gain on disposition of subsidiary - discontinued operations	-	(61,532)
Forgiveness of accrued interest - former related party	(12,585)	-
Amortization of intangibles	243,205	47,308
Amortization of debt issue cost	636	-
Changes in operating assets and liabilities:
Accounts receivable	(640,446)	(64,568)
Inventory	23,790	427,029
Prepaids	(21,741)	-
Deposits	(44,741)	-
Accounts payable and accrued liabilities	153,796	9,549
Deferred rent	17,535	-
Income tax payable	42,656	-
Accrued interest payable - related parties	5,866	(20,192)
Net Cash Provided by Operating Activities	106,848	247,317

Cash Flows From Investing Activities:
Cash acquired in acquisition of PharmCo less cash disposed of in sale of subsidiary	-	7,598
Purchase of property and equipment	(356,390)	(51,209)
Discontinued operation	-	9,138
Net Cash Used in Investing Activities	(356,390)	(34,473)

Cash Flows From Financing Activities:
Cash overdraft	71,380	-
Proceeds from convertible note payable	150,000	10,000
Repayment of note payable	(69,300)	(3,509)
Repayment of note payable - related party	-	(14,999)
Debt issuance costs	(18,000)	-
Net Cash Provided by (Used in) Financing Activities	134,080	(8,508)

Net increase (decrease) in cash	(115,462)	204,336

Cash at beginning of year/period	204,336	-

Cash at end of year/period	$88,874	$204,336

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,187	$2,028
Cash paid for taxes	$13,661	$-

Supplemental disclosures of non-cash financing activities:
Issuance of common stock in connection with Pharmco acquisition	$-	$3,600,000
Issuance of common stock in connection with the conversions of debt and accrued interest	$439,589	$-
Issuance of warrants as debt issue cost	$4,895	$-

See accompanying notes to consolidated financial statements

Progressive Care Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

Note 1 Organization & Nature of Operations

Progressive Care, Inc. (the “Company”, formerly Progressive Training, Inc.) was incorporated under the laws of the state of Delaware on October 31, 2006.  Pharmco, LLC (“PharmCo”), headquartered in North Miami Beach, Florida, was formed on November 29, 2005 as a Florida Limited Liability Company. On October 21, 2010, the Company acquired PharmCo.

The Company is a provider of prescription pharmaceuticals specializing in the sale of anti-retroviral medications and related patient care management, the sale and rental of durable medical equipment ("DME") and the supply of all prescription medications and DME to nursing homes and assisted living facilities. Prior to the acquisition, the Company operated a training video business.

Note 2 Basis of Presentation and Reclassification

On January 27, 2011, the Company changed its fiscal year end to December 31.  On December 31, 2010 the Company sold off its video training operations (“Advanced”). Certain December 31, 2010 amounts have been reclassified to conform to the new fiscal year’s presentation, which included presentation of discontinued operations.  There were no other changes affecting financial position, operations or cash flows.

Note 3 Summary of Significant Accounting Policies

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, the value of goodwill and intangible assets and related potential impairment, estimated fair value of warrants using the Black-Scholes option pricing method and estimates of tax liabilities.

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

Cash

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits; however, at December 31, 2011 and December 31, 2010, respectively, the balances did not exceed the federally insured limit.

Risks and Uncertainties

The Company's operations are subject to intense competition, risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

Billing Concentrations

The Company’s primary receivables are from prescription medication and DME equipment billed to various insurance providers.  Ultimately, the insured is responsible for payment should the insurance company not reimburse the Company. The Company generated reimbursements from three significant insurance providers for the year ended December 31, 2011, and from October 21, 2010 (the Acquisition Date) through December 31, 2010.

Insurance Provider	Year Ended December 31, 2011	7 Months Ended December 31, 2010
A	13%	16%
B	12%	13%
C	11%	-

Progressive Care Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

Inventory

Inventory is valued on a lower of first-in, first-out (FIFO) cost or market basis. Inventory primarily consists of prescription medications, retail items and DME equipment available to be sold or rented.

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

Depreciation is computed on a straight-line basis over estimated useful lives as follows:

Description	Estimated Useful Life
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease
Furniture and equipment	5 years
Computer equipment and software	3 years
Vehicles	3-5 years
DME equipment rented	13 months

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken for the year ended December 31, 2011 or the seven months ended December 31, 2010.

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

No impairment charges of intangible assets were recorded for the year ended December 31, 2011 or for the seven months ended December 31, 2010.

Progressive Care Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

Goodwill

Goodwill is tested for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

No impairment charges of goodwill were recorded for the year ended December 31, 2011 or the seven months ended December 31, 2010.

Debt Issue Costs

The Company paid debt issue costs in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, the proportionate share of the unamortized amounts is immediately expensed.

Future amortization of debt issue costs for the fiscal years 2012 through 2014 are as follows:

Year	Amount
2012	7,632
2013	7,632
2014	6,995
$22,259

Beneficial Conversion Feature and Debt Discount

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt. At December 31, 2011 there was no BCF.

Discontinued Operations

Components of the Company that have been disposed of are reported as discontinued operations. The revenues and expenses relating to Advanced for the seven months ended December 31, 2010 have been reclassified as discontinued operations and are not included in continuing operations.

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

Progressive Care Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

At December 31, 2011 and December 31, 2010 the Company’s goodwill and intangibles were considered level 2.

The Company's financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 2011 and December 31, 2010, due to the short term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

For the year ended December 31, 2011, the Company had two identifiable continuing revenue streams; for the seven months ended December 31, 2010 the Company had three identifiable continuing revenue streams.

(i)	Pharmacy

The Company recognizes its pharmacy revenue when a customer picks up their prescription or purchases merchandise at the store.  Billings for most prescription orders are with third-party payers, including Medicare, Medicaid and other insurance carriers.  Customer returns are nominal.

Total pharmacy revenues for the year ended December 31, 2011 and the seven months ended December 31, 2010 were approximately $7,237,211 (88%) and $1,180,146 (91%), respectively.

(ii)	Durable Medical Equipment

The Company recognizes DME revenue from the date the equipment is picked up at its store or delivered to the customer. Revenue from DME rentals is booked over a 13 month period. Customer returns are nominal.

Total DME revenues for the year ended December 31, 2011 and the seven months ended December 31, 2010 were approximately $1,000,411 (12%) and $115,425 (9%), respectively.

(iii)	Training Videos (shown as a component of discontinued operations)

The Company recognized revenue from its workforce training videos product sales upon shipment to the customer. Rental income was recognized over the related period that the videos were rented. The Company did not accept returns; damaged or defective products were replaced upon receipt.

Total training video revenues were $0 for the year ended December 31, 2011. Total training video revenues were $52,271 for the seven months ended December 31, 2010, which is shown as a component of discontinued operations.

Cost of Sales

Cost of sales of pharmaceuticals, DME and retail items is derived from the costs of items purchased from vendors and is adjusted based on periodic inventories. All other costs related to sales are expensed as incurred.

Progressive Care Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

Vendor Concentrations

For the year ended December 31, 2011 the Company had significant vendor concentrations with three vendors; for the seven months ended December 31, 2010 the Company had significant vendor concentrations with two vendors.

Vendor	Year Ended December 31, 2011	7 Months Ended December 31, 2010
A	29%	38%
B	28%	36%
C	26%	-

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

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are as follows:

Year Ended December 31, 2011	7 Months Ended December 31, 2010
$36,721	$26,797

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including warrants, are measured at their fair value on the awards’ grant date typically using a Black-Scholes pricing model, based on the estimated number of awards that are ultimately expected to vest. Stock-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the stock-based payment, whichever is more readily determinable. The expense resulting from stock-based payments are recorded in general and administrative expense in the consolidated statement of operations.

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

Earnings (Loss) per Share

Basic earnings/loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

Progressive Care Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

The Company had the following potential common stock equivalents at December 31, 2011:

Shares

Convertible debt – face amount of $150,000, conversion price of $0.40	375,000
Common stock warrants - 15,000, exercise price of $0.40	15,000
Total common stock equivalents	390,000

The Company had no common stock equivalents at December 31, 2010.

Since the Company reflected a net loss in 2011 and 2010, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive; therefore, a separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance in regard to fair value measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (IFRS). This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued guidance in regard to goodwill impairment. The new guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a "qualitative" assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Note 4 Accounts Receivable

Accounts receivable consisted of the following at December 31, 2011 and December 31, 2010.

	December 31, 2011	December 31, 2010
Gross accounts receivable	$1,057,696	$425,956
Allowance	(50,861)	(19,369)
Accounts receivable – net	$1,006,835	$406,587

The Company recorded an approximate 5% reduction to accounts receivable and sales for estimated errors in our billing process and differences between the expected and actual insurance reimbursements. These reductions are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms, and current conditions. Each quarter, the Company reevaluates its estimates to assess the adequacy of its allowance and adjusts the amounts as necessary. This reduction is in addition to the DME reserve.

For the year ended December 31, 2011 the Company wrote off $40,198 of its accounts receivable to bad debt expense.

Progressive Care Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

Note 5 Property and Equipment

Property and equipment consisted of the following at December 31, 2011 and December 31, 2010.

	December 31, 2011	December 31, 2010
Leasehold improvements and fixtures	$39,920	$6,040
Furniture and equipment	20,991	4,975
Computer equipment and software	48,660	28,526
Vehicles	88,686	34,209
DME	223,685	35,403
Total	421,942	109,153
Less: accumulated depreciation	(145,147)	(32,020)
Property and equipment – net	$276,795	$77,133

Note 6 Intangibles and Goodwill

Intangibles and Goodwill consisted of the following at December 31, 2011 and December 31, 2010.

	December 31, 2011	December 31, 2010
Intangibles	$1,865,176	$1,865,176
Less: Accumulated amortization	(290,513)	(47,308)
Intangibles - net	$1,574,663	$1,817,868

Goodwill	$1,348,402	$1,348,402

The estimated useful lives of the Company’s intangible assets on the acquisition date (October 21, 2010) were as follows:

Customer relationships	6.85 years
Non-compete agreements	3.00 years

Future amortization of intangibles for the fiscal years 2012 through 2017 are as follows:

Year	Amount
2012	243,871
2013	240,287
2014	228,414
2015	228,414
Thereafter	377,509
$1,318,495

The intangible asset of our brand name is valued at $256,169 and has an indefinite life and therefore it is not amortized; however it is included in the total intangibles amount of 1,865,176.

Note 7 Debt

(A) Notes payable

The Company has an unsecured non-interest bearing due on demand note, with its former CEO of $62,767, which formerly bore interest of 8%; however, on February 21, 2011 the holder forgave all future interest and accrued interest in the amount of $12,585, which was booked as a gain on forgiveness of accrued interest.

In connection with the acquisition of PharmCo in 2010, the Company assumed $490,000 in unsecured notes, which bore interest at 8%, was due on demand and mature one year from issuance, the first and last of which came between February 16, 2011 and October 21, 2011. As a result, at December 31, 2010, all notes were classified as short term. In connection with the issuance of these notes, $50,000 was paid as a debt issuance cost, which was recorded as interest expense. On October 22, 2010, the Company received an additional $10,000 under the previous.

Progressive Care Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

On March 18, 2011 the Company offered holders of $500,000 of its notes (the “Notes”) the option to convert their Notes into shares of the Company’s common stock at an exercise price of $0.40/share. $410,000 of the Notes plus accrued interest of $29,589 were thereafter converted into 1,098,973 shares of the Company’s common stock; in addition, $69,300 of the Notes plus accrued interest was repaid. At December 31, 2011, $25,000 of the Notes plus accrued interest remains outstanding, but are not in default.

On November 28, 2011 the Company entered into a $150,000 3-year 8% convertible note with an investor. Under the terms of the Note, the investor has the option to convert their Notes into shares of the Company’s common stock at an exercise price of $0.40/share. In connection with this note, the Company paid debt issue costs of $18,000 and issued 15,000, 3-year warrants exercisable at $0.40 per share, having a fair market value of $4,895, as calculated using the Black Scholes valuation method.  The warrants vested on the date of issuance and expire November 27, 2014. See Note 8 – Stock Warrants.

(B) Notes payable – related parties

In connection with the acquisition of PharmCo, the Company assumed an unsecured notes totaling $11,000 with an affiliate of the Chief Executive Officer, which was non interest-bearing and due on demand. In December 2010, the note was repaid.

Also in connection with the acquisition of PharmCo, the Company assumed an unsecured note with an affiliate of another related party totaling $73,329. This note bears interest at 8%, and is due on demand. At December 31, 2011 and 2010, the Company had accrued interest of $24,732 and $18,866, respectively.

Note 8 - Stock Warrants

A summary of warrant activity for the Company for the year ended December 31, 2011 and December 31, 2010 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at May 31, 2010	-	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance as December 31, 2010	-	-
Granted	15,000	0.40
Exercised	-	-
Forfeited	-	-
Balance as December 31, 2011	15,000	$0.40

A summary of all outstanding and exercisable warrants as of December 31, 2011 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.40	15,000	15,000	2.91 years	$1,650

The Black-Scholes assumptions used in 2011 were as follows:

Year ended December 31, 2011
Exercise price	$0.40
Expected dividends	0%
Expected volatility	214%
Risk fee interest rate	0.39%
Expected life of option	2.91 years
Expected forfeitures	0%

Progressive Care Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

Note 9 Commitments and Contingencies

The Company leases approximately 5,100 square feet of pharmacy space under a 10-year lease executed January 11, 2011; monthly gross payments are $11,493. The Company also leases approximately 1,200 square feet of office space under a 2-year lease executed November 15, 2010; monthly gross payments are $1,727.

On July 1, 2011 the Company entered into a 5 year lease of approximately 4,200 square feet in Miami, Florida; monthly gross payments will be $11,493. Under the term of this lease the Company is not responsible for lease payments until the lessor has completed the build out of this location which is anticipated in late 2012; therefore these payments are not included in the below commitment table.

On October 6, 2011 the Company also entered into a 5 year lease of approximately 3,100 square feet in Opa Locka, Florida; monthly gross payments are $5,218. Under the term of this lease the Company’s payments commenced February 1, 2012 and thus are not included in the below commitment table.

Rent expense was $116,683 and $31,732, respectively, for the year ended December 31, 2011 and the seven months ended December 31, 2010.

Deferred rent payable at December 31, 2011 and December 31, 2010 was $17,535 and $0, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

At December 31, 2011, rental commitments for currently occupied space for the fiscal years of 2012 through 2020 are as follows:

Year	Amount
2012	158,631
2013	168,401
2014	152,895
2015	159,001
2016	167,329
Thereafter	758,290
$1,564,547

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

Note 10 Stockholders’ Equity

During the year ended December 31, 2011, the Company issued 1,687,857 shares of its common stock, with share prices ranging from $0.15 to $0.51, to officers, employees and consultants for services rendered. The shares have a fair value of $608,243. The fair value of stock issued for these services is based upon the quoted closing trading price, or the value of the services provided, whichever is more readily determinable.

During the seven months ended December 31, 2010, the Company’s former Chief Executive Officer contributed services, having a fair value of $30,800, based upon the value of the services provided.

Note 11 Acquisition of PharmCo

On October 21, 2010, the Company acquired PharmCo. The consolidated statement of operations and cash flows for the seven months ended December 31, 2010 includes PharmCo for the period from October 21, 2010, (the date of acquisition) to December 31, 2010, and of the Company for the seven months ended December 31, 2010.

Progressive Care Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

In a private transaction, prior to the merger, PharmCo paid $123,080 to the controlling stockholder of the Company to acquire approximately 43% of this individuals shares which equated to 1,718,000 shares (or a then total of 33%.) The acquisition of these shares did not give PharmCo control. These shares were treated as treasury shares after the acquisition.

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

The business combination was considered a tax-free reorganization; therefore, acquired goodwill is not tax-deductible. The Company paid approximately $60,000 in professional fees related to the acquisition, these fees were expensed as incurred.

The following unaudited condensed consolidated pro forma information gives effect to the acquisition of PharmCo as if the transaction had occurred on June 1, 2009, the first day of the then prior fiscal year.  The pro forma information presented is also for the current period in which the transaction occurred, which is June 1, 2010 to the acquisition date of October 21, 2010.

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

Progressive Care Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

Note 12 Discontinued Operations - Disposition of Subsidiary

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

The operating results of Advanced are summarized as follows:

	7 month ended December 31, 2010	Year ended May 31, 2010
Revenue	$52,271	$98,125
Cost of revenues	5,765	9,788
Gross profit	46,506	88,337
General and administrative expenses	(56,519)	(160,695)
Other expense	(2,849)	(6,846)
Loss from discontinued operations	(12,862)	(79,204)
Gain from disposition of subsidiary	61,532	(-)
Income (loss) from discontinued operations	$48,670	$(79,204)

Net gain from this transaction was calculated as follows:

Assets disposed of:
Cash	$4,108
Accounts receivable – net	1,927
Property and equipment	837
Total assets sold	6,872

Liabilities disposed of:
Accounts payable and accrued expenses	29,625
Notes payable	38,779
Total liabilities sold	68,404

Gain on disposition	$61,532

The assets and liabilities relating to Advanced consisted of the following:

May 31, 2010
Cash	$9,138
Accounts receivable – net	4,439
Current assets of discontinued operations	13,577

Accounts payable and accrued expenses	44,106
Accrued interest – related party	10,700
Notes payable – related party	66,767
Line of credit	39,338
Current liabilities of discontinued operations	160,911

Progressive Care Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

Note 13 Income Taxes

The provision for income taxes consisted of the following:

	December 31, 2011	December 31, 2010
Current:
Federal	$16,000	$15,000
State	4,000	5,000
Current	20,000	20,000
Deferred:
Federal	-	(17,000)
State	-	(3,000)
Deferred	-	(20,000)
Provision for income taxes	$20,000	$-

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:

	December 31, 2011	December 31, 2010
U.S. federal statutory rate	22.00%	19.10%
State income taxes, net of federal tax benefit	5.50%	5.50%

Blended Rate	26.29%	23.55%

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2011 and 2010 as follows:

	December 31, 2011	December 31, 2010
Current federal tax benefit	(85,000)	(28,000)
Current state tax benefit	(23,000)	(8,000)
Gain on disposal of subsidiary	-	(14,000)
Inventory markup - FMV	-	79,000
Depreciation	(7,000)	(17,000)
Amortization of intangibles	63,000	11,000
Amortization of goodwill	(3,000)	(3,000)
Non-deductible meals and entertainment	2,000	-
Change in valuation allowance	(85,000)	(29,000)
Net operating loss carryforward	(2,000)	(2,000)
Income tax benefit	(140,000)	(11,000)

Progressive Care Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

Deferred tax assets and liabilities for the estimated tax impact of temporary differences between the tax and book basis of assets and liabilities are recognized based on the enacted statutory tax rates for the year in which the Company expects the differences to reverse. A valuation allowance is established against a deferred tax asset when it is more likely than not that the asset or any portion thereof will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has taken a valuation allowance of $115,000 as of December 31, 2011 and $30,000 as of December 31, 2010.

The components of the Company’s net deferred tax assets are as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Loss carryforwards	44,000	63,000
Bad Debt Expense	71,000
Deferred tax assets – net of valuation allowance	115,000	63,000
Valuation allowance	(115,000)	(30,000)
Deferred tax assets	-	33,000

Deferred tax liabilities:
Property and equipment	-	(13,000)
Deferred tax liabilities	-	(13,000)
Net deferred tax asset	$-	$20,000

Current portion (included in other current assets)	$-	$10,000
Non-current portion (included in other non-current assets)	$-	$10,000

On October 21, 2010, the Company re-calculated its NOL due to a change in control. The amount paid in connection with the acquisition of Pharmco (which led to the change in control) was $174,533. The current year’s useable loss carryforward is $6,946 and was calculated by multiplying the amount paid by the long term tax free interest rate of 3.98%. The net operating loss useable in 2012 and beyond is $160,640.

During the year ended December 31, 2010, the Company recorded $20,000 of net deferred tax assets related to $63,000 of useable net operating loss carryforwards adjusted for a valuation allowance of 30,000 and offset by $13,000 in deferred liabilities relating to the temporary differences associate with the Company’s fixed assets.

ITEM 9.	CHANGES IN AND DISCUSSIONS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15 of the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Below is certain information regarding our directors and executive officers.

Name	Age	Position
Avraham Friedman	37	Chairman, Chief Executive Officer, President
Jay Weisberg	66	Director, Chief Financial Officer
Andy Subachan	37	Director, Chief Operating Officer

Avraham Friedman: Chief Executive Officer and Chairman of the Board of Progressive Care since October 2010; formerly an owner/member of Pharmco LLC from 2006.  For the past sixteen years, Mr. Friedman has worked in the retail and long term care pharmacy industry. He started in 1996 as a clerk and four years later became a manager for a busy New York City independent pharmacy. In July 2004, Mr. Friedman moved to Florida to start his own business. With two partners, Mr. Friedman began Pharmco, LLC and grew this business from a fledgling to what it is today. Under his steady guidance, the company has become far more than a simple pharmacy, moving on to became one of only a few Medicare approved supplier of Durable Medical Equipment in the south Florida area and a provider of pharmaceutical needs to Nursing Homes and Assisted Living Facilities.

Jay Weisberg: Chief Financial Officer and Director of Progressive Care since October 2010. Mr. Weisberg has more than 30 years of accounting experience and has been the CFO of several publicly traded companies. Mr. Weisberg is a partner in Weisberg, Brause & Company, a Boca Raton, FL accounting firm. Mr. Weisberg has served as an adjunct professor of introductory finance at Florida International University and as an instructor of introductory accounting at the American Institute of Banking. He has also lectured to community groups on tax and estate planning. Mr. Weisberg is a graduate of Penn State University where he earned his BS in Accounting and a graduate of Florida International University where he earned his Masters of Business Administration. Mr. Weisberg is also a registered CPA in the state of Florida. Mr. Weisberg was selected to serve as a director on our Board due to his expertise in public company accounting.

Andy Subachan: Chief Operating Officer and Director of Progressive Care since October 2010; formerly an owner/member of Pharmco LLC from 2006.  For the past eleven years, Mr. Subachan has worked in the long term care industry, either owning and/or partnering in several Assisted Living Facilities (ALFs) along Florida’s east coast. His involvement in and extensive knowledge of the overall ALF business well suits Mr. Subachan to oversee Progressive’s day-to-day operations, specifically dealing and negotiating with insurance providers such as Medicare, Medicaid, ,HMO, etc. Mr. Subachan brings to the Board significant operational experience from the long term care industry.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2011. except that Forms 3 and 4 were not filed for Mr. Weisberg when he became a corporate officer nor in connection with shares received per his employment agreement, and Form 4s were late for each of Messrs. Friedman and Subachan with respect to quarterly shares received in connection their respective employment agreements. For the period ended December 31, 2010, all reports were filed in a timely manner except that  Form 3 were filed late for each of Messrs. Friedman, Subachan and Karapetyan with respect to shares received in connection with the acquisition of PharmCo by the Company.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

The following table discloses information for the year ended December 31, 2011 regarding the total compensation we paid to each individual who served as our principal executive officer or principal financial officer during the year ended December 31, 2011 and the seven months ended December 31, 2010 and any other most highly compensated executive officer whose total compensation exceeded $100,000 during the year ended December 31, 2011 and the seven months ended December 31, 2010.

Name and Principal Position	Salary ($)	Stock Compensation	Other Compensation	Total
Avraham Friedman Chief Executive Officer (10/21/2010 – Present)	$300,000	$100,000	4,900	$404,900
Jay Weisberg Chief Financial Officer	$48,000	$20,000	-	$68,000
Andy Subachan Chief Operating Officer	$240,000	$80,000	4,900	$324,900

All stock issued to Mssrs. Friedman, Weisberg and Subachan was issued in accordance with their employment agreements.  Total other compensation is comprised solely of medical insurance payments

Compensation of Directors

All of our directors are employed by the Company. Therefore no additional compensation is granted to them for their services as directors.

Employment Agreements

On December 1, 2010, the Company entered into an employment agreement with its Chief Executive Officer, Avraham A. Friedman.  Pursuant to the agreement, Mr. Friedman agreed to serve as the Company’s Chief Executive Officer for a term of three years. As consideration for his services, Mr. Friedman is entitled to a base salary of $300,000 per year. Mr. Friedman is also entitled to an annual bonus in accordance with the terms of his agreement.  He is also eligible to receive quarterly grants of restricted shares of the Company’s common stock in an amount equal to $25,000.  Such grants of common stock shall be valued based upon the closing bid price of the Company’s common stock on the last trading day of each quarter. On January 1, 2012 Mr. Friedman agreed to a reduction in his base salary to $150,000 and waived his eligibility for quarterly stock grants.

On December 1, 2010, the Company entered into an employment agreement with its Chief Operating Officer, Andy Subachan.  Pursuant to the agreement, Mr. Subachan agreed to serve as the Company’s Chief Operating Officer for a term of three years. As consideration for his services, Mr. Subachan is entitled to a base salary of $240,000 per year. Mr. Subachan is also entitled to an annual bonus in accordance with the terms of his agreement.  He is also eligible to receive quarterly grants of restricted shares of the Company’s common stock in an amount equal to $20,000.  Such grants of common stock shall be valued based upon the closing bid price of the Company’s common stock on the last trading day of each quarter. On January 1, 2012 Mr. Subachan agreed to a reduction in his base salary to $130,000 and waived his eligibility for quarterly stock grants.

On December 1, 2010, the Company entered into an employment agreement with its Chief Financial Officer, Alan Jay Weisberg.  Pursuant to the agreement, Mr. Weisberg agreed to serve as the Company’s Chief Financial Officer for a term of three years. As consideration for his services, Mr. Weisberg is entitled to a base salary of $48,000 per year. He is also eligible to receive quarterly grants of restricted shares of the Company’s common stock in an amount equal to $5,000.  Such grants of common stock shall be valued based upon the closing bid price of the Company’s common stock on the last trading day of each quarter. On January 1, 2012 Mr. Weisburg agreed to a reduction in his base salary to $24,000 and waived his eligibility for quarterly stock grants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2012 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below except as indicated is c/o Progressive Care, Inc. 1111 Park Center Blvd., Suite 202, Miami Gardens, FL  33169. We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them.

Name of Owner	Shares of Common Stock Owned	Percentage of Common Stock Outstanding
Andy Subachan	12,208,432	33.59%
Armen Karapetyan	11,532,016	31.37%
Avraham Friedman	6,210,540	17.22%
George Romeneko	2,000,000	5.50%
Alan Jay Weisberg	52,108	0.14%
All officers and directors as a group (3 persons)	18,471,080	50.95%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with our acquisition of PharmCo, LLC on October 21, 2010, we issued 30,000,000 shares to the three members of this LLC.

Our CFO, Mr. Weisberg is a partner in Weisberg Brause, who the Company pays in connection with certain tax related services. In addition, Mr. Weisberg is the Chief Financial Officer of Basis Financial, an investment banking firm which the Company previously used to raise funds and which is headed by Mr. Karapetyan a related party.

Our COO, Mr. Subachan, owns certain Assisted Living Facilities, some of which purchase goods from the Company.

In December 2010 the Company entered into a consulting agreement with Spark Consulting, Inc. (“Spark”) a firm in which Mr. Armen Karapetyan, a related party, is a 50% stakeholder. Pursuant to this agreement, as amended January 1, 2012, the Company pays Spark $12,000 per month in cash.

In addition to Spark, the Company had an investment banking relationship with Basis Financial, LLC, which it terminated in 2011. Mr. Karapetyan, a related party, is the President and managing member of Basis. In connection with a certain debt financing of $500,000, Pharmco, prior to the acquisition, had paid Basis $60,000 in cash, which it booked as debt issue costs. . Subsequent to the acquisition, and in connection with a certain debt financing of $150,000, the Company paid Basis $18,000 in cash and issued 15,000 $0.40 3-year warrants, which it booked as debt issue costs.

Director Independence

We currently have three directors serving on our Board of Directors, Mr. Friedman, Mr. Weisberg, and Mr. Subachan.  We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the AICPA, none of our directors would be considered independent directors of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Berman & Company, P.A. serves as our independent registered public accounting firm.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Aggregate fees including expenses billed to us for the year ended December 31, 2011 and the seven months ended December 31, 2010 for professional services performed were as follows:

Berman & Company, P.A.	December 31, 2010	May 31, 2010
Audit Fees and Expenses	$82,045	$40,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$82,045	$40,000

The Board of Directors has adopted procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm, including the fees and terms of such services. These procedures include reviewing detailed back-up documentation for audit and permitted non-audit services. The documentation includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and therefore anticipated at the time that the budget is submitted. Board of Directors approval is required to exceed the pre-approved amount for a particular category of non-audit services and to engage the independent registered public accounting firm for any non-audit services not included in those pre-approved amounts. For both types of pre-approval, the Board of Directors considers whether such services are consistent with the rules on auditor independence promulgated by the SEC and the PCAOB. The Board of Directors also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, based on such reasons as the auditor’s familiarity with the Company’s business, people, culture, accounting systems, risk profile, and whether the services enhance the Company’s ability to manage or control risks and improve audit quality. The Board of Directors may form and delegate pre-approval authority to subcommittees consisting of one or more members of the Board of Directors, and such subcommittees must report any pre-approval decisions to the Board of Directors at its next scheduled meeting. All of the services provided by the independent registered public accounting firm were pre-approved by your Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)(1)           The following financial statements are included in this Form 10-K for the period ended December 31, 2011.

1.	Independent Auditor’s Reports

2.	Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

3.	Consolidated Statements of Operations for the year ended December 31, 2010 and the seven months ended May 31, 2010

4.	Consolidated Statements of changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2011

5.	Consolidated Statements of Cash Flows for the year ended December 31, 2011 and the seven months ended May 31, 2010

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
Date: April 16, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2012	By:	/s/ Avraham Friedman
Avraham Friedman
Chief Executive Officer & Chairman
(Principal Executive Officer)

Date: April 16, 2012	By:	/s/ Jay Weisberg
Jay Weisberg
Chief Financial Officer and Director
(Principal Financial Officer)

Date: April 16, 2012	By:	/s/ Andy Subachan
Andy Subachan
Chief Operating Officer and Director