Form 10-Q
period 2012-03-31
Progressive Care Inc.
filed 2012-05-21
CIK 1402945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of May 10, 2012, the Registrant had 36,569,712 shares of common stock outstanding.

.
PROGRESSIVE CARE INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progressive Care, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)

Assets

Current Assets
Cash	$19,118	$88,874
Accounts receivable - net	1,169,390	1,006,836
Inventory	242,309	248,678
Prepaids	25,267	21,741
Total Current Assets	1,456,084	1,366,129

Property and equipment - net	298,092	276,795

Other Assets
Intangibles - net	1,519,679	1,574,663
Goodwill	1,348,402	1,348,402
Deposits	43,746	44,741
Debt issue costs - net	20,302	22,259
Total Other Assets	2,932,129	2,990,065

Total Assets	$4,686,305	$4,632,989

Liabilities and Stockholders' Equity

Current Liabilities
Cash overdraft	$20,754	$71,380
Accounts payable and accrued liabilities	510,298	248,786
Deferred rent payable	24,961	17,535
Income taxes payable	42,656	42,656
Notes payable	130,509	87,767
Notes payable - related party	88,329	73,329
Accrued interest payable - related party	26,195	24,732
Total Current Liabilities	843,702	566,185

Long Term Liabilities
Convertible debt - note payable	150,000	150,000
Total Long Term Liabilities	150,000	150,000

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares authorized
38,091,634 and 36,373,634 issued and outstanding and
38,066,830 and 36,348,830 issued and outstanding, respectively	3,810	3,807
Additional paid in capital	6,290,018	6,278,571
Accumulated deficit	(2,601,225)	(2,365,574)
Total Stockholders' Equity	3,692,603	3,916,804

Total Liabilities and Stockholders' Equity	4,686,305	$4,632,989

See accompanying notes to financial statements

Progressive Care, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31, 2012	March 31,2011

Sales - net	$2,427,528	$1,872,619

Cost of sales	1,845,462	951,201

Gross profit	582,066	921,418

Selling, general and administrative expenses	810,221	954,758

Loss from operations	(228,155)	(33,340)

Other Income (Expense)
Gain on debt settlement - former related party	-	12,585
Interest expense	(7,496)	(11,033)
Total other income (expense) - net	(7,496)	1,552

Loss from operations before provision for income taxes	(235,651)	(31,788)

Provision for income taxes (benefit)
Current income tax expense	-	49,067
Deferred income tax benefit	-	(26,100)
Income tax expense	-	22,967

Net loss	$(235,651)	$(54,755)

Basic and diluted net loss per common share	(0.01)	(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	36,360,314	35,740,056

See accompanying notes to financial statements

Progressive Care, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2012 and the Years Ended December 31, 2011 and 2010

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2010	35,280,000	3,528	5,226,123	(1,899,282)	3,330,369

Issuance of common stock for services rendered	302,261	30	83,213	-	83,243

Issuance of common stock for services rendered - related parties	1,385,596	139	524,861	-	525,000

Issuance of common stock in connection with the conversions of debt and accrued interest	1,098,973	110	439,479	-	439,589

Issuance of warrants as debt issue cost - related party	-	-	4,895	-	4,895

Net loss - 2011	-	-	-	(466,292)	(466,292)

Balance, December 31, 2011	38,066,830	3,807	6,278,571	(2,365,574)	3,916,804

Issuance of common stock for services rendered	15,000	2	6,448	-	6,450

Issuance of common stock for services rendered - related party	9,804	1	4,999	-	5,000

Net loss for the three months ended March 31, 2012	-	-	-	(235,651)	(235,651)

Balance, March 31, 2012 (Unaudited)	38,091,634	$3,810	$6,290,018	$(2,601,225)	$3,692,603

See accompanying notes to financial statements

Progressive Care, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash Flows From Operating Activities:
Net loss	$(235,651)	$(54,755)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Recognition of stock-based compensation	6,450	175,545
Recognition of stock-based compensation - related parties	5,000	-
Bad debt expense	38,310	-
Depreciation	43,522	9,562
Amortization of intangibles	60,634	59,969
Amortization of debt issue cost	1,957	-
Changes in operating assets and liabilities:
Accounts receivable	(200,864)	(107,567)
Inventory	6,369	39,425
Prepaids	(3,526)	(4,985)
Deposits	995	(35,704)
Deferred taxes	-	(26,100)
Accounts payable and accrued liabilities	312,802	96,392
Deferred rent	7,426	-
Income tax payable	-	49,067
Accrued interest payable - related party	1,463	(1,446)
Net Cash Provided by Operating Activities	44,887	199,403

Cash Flows From Investing Activities:
Purchase of property and equipment	(70,469)	(63,043)
Net Cash Used in Investing Activities	(70,469)	(63,043)

Cash Flows From Financing Activities:
Cash overdraft	(50,626)	-
Proceeds from borrowings	40,000	-
Repayment of note payable	(33,548)	(44,980)
Net Cash Used in Financing Activities	(44,174)	(44,980)

Net increase (decrease) in cash	(69,756)	91,380

Cash at beginning of period	88,874	204,336

Cash at end of period	$19,118	$295,716

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,085	$2,587
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash financing activities:
Conversion of accounts payable to note	$51,290	$-

See accompanying notes to financial statements

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012
(Unaudited)

Note 1 Organization & Nature of Operations

Progressive Care, Inc. (the “Company”, formerly Progressive Training, Inc.) was incorporated under the laws of the state of Delaware on October 31, 2006.  Pharmco, LLC (“PharmCo”), headquartered in North Miami Beach, Florida, was formed on November 29, 2005 as a Florida Limited Liability Company. On October 21, 2010, the Company acquired PharmCo.

The Company operates a retail pharmacy specializing in the sale of anti-retroviral medications and related patient care management, the sale and rental of durable medical equipment ("DME") and the supply of prescription medications and DME to nursing homes and assisted living facilities. Prior to the acquisition, the Company operated a training video business.

Note 2 Basis of Presentation and Reclassification

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended December 31, 2011. The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

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

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012
(Unaudited)

Cash

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits; however, at March 31, 2012 and December 31, 2011, respectively, the balances did not exceed the federally insured limit.

Liquidity and Management’s Plans

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $235,651 and net cash provided by operations of $44,887. Cash on hand on May 1, 2012 was approximately $500,000, $402,500 of which from financing activities. Management believes that its cash balance, current level of working capital, anticipated cash that will be received from expected future sales and additional funds through the issuance of equity securities will be sufficient to sustain operations for the next twelve months.

However, there can be no assurance that the plans and actions proposed by management will be successful, that the Company will generate anticipated sales, or that unforeseen circumstances will not require additional funding sources in the future.

Risks and Uncertainties

The Company's operations are subject to intense competition, risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

Billing Concentrations

The Company’s primary receivables are from prescription medication and DME equipment billed to various insurance providers.  Ultimately, the insured is responsible for payment should the insurance company not reimburse the Company. The Company generated reimbursements from significant insurance providers for the three months ended March 31, 2012 and 2011 as shown below.

Insurance Provider	Period Ended March 31, 2012	Period Ended March 31, 2011
A	19%	-
B	14%	16%
C	13%	-
D	12%	-
E	-	16%
F	-	11%

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

Depreciation of DME equipment is recorded as a cost of sales.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken for the three months ended March 31, 2012 or 2011.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Such intangible assets are reviewed for impairment if indicators of potential impairment exist. Indefinite-lived intangible assets are tested for impairment on an annual basis, or sooner if an indicator of impairment occurs.

No impairment charges of intangible assets were recorded for the three months ended March 31, 2012 or 2011.

Goodwill

Goodwill is tested for impairment annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. There is no indication of potential impairment at March 31, 2012.

No impairment charges of goodwill were recorded for the three months ended March 31, 2012 or 2011.

Website Development

The Company capitalizes certain costs associated with the development of its website.  Other costs related to the planning and maintenance of the website are expensed as incurred.  Amortization is to be provided over the estimated useful life of 2 years using the straight-line method for financial statement purposes.

The Company’s new website has not been placed into service as of March 31, 2012.  Therefore, for the three months ended March 31, 2012 and 2011, the Company had no amortization expense associated with its website development.

Debt Issue Costs

The Company paid debt issue costs in connection with raising funds through the issuance of convertible debt.  These costs are being amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, the proportionate share of the unamortized amounts will be immediately expensed.

Future amortization of debt issue costs for the fiscal years 2012 through 2014 are as follows:

Year	Amount
2012 (9 months remaining)	5,750
2013	7,631
2014	6,921
$20,302

Amortization related to debt issue costs for the three months ended March 31, 2012 was $1,257; there was no related expense for the three months ended March 31, 2011.

Beneficial Conversion Feature and Debt Discount

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt. At March 31, 2012 there was no BCF.

Fair Value of Financial Instruments

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

The Company's financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2012 and December 31, 2011, due to the short term nature of these instruments.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once derivative liabilities are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

For the three months ended March 31, 2012 and 2011, the Company had two identifiable continuing revenue streams.

(i)	Pharmacy

The Company recognizes its pharmacy revenue when a customer picks up their prescription or purchases merchandise at the store.  Billings for most prescription orders are with third-party payers, including Medicare, Medicaid and other insurance carriers.  Customer returns are nominal.

Total pharmacy revenues for the periods ended March 31, 2012 and 2011 were approximately $2,073,000 (85%) and $1,700,000 (91%), respectively.

(ii)	Durable Medical Equipment

The Company recognizes DME revenue from the date the equipment is picked up at its store or delivered to the customer. Revenue from DME rentals is booked over a 13 month period. Customer returns are nominal.

Total DME revenues for the periods ended March 31, 2012 and 2011were approximately $356,000 (15%) and $170,000 (9%), respectively.

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

Vendor Concentrations

For the three months ended March 31, 2012 and 2011, the Company had significant vendor concentrations with vendors as follows:

Vendor	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
A	60%	-
B	17%	29%
C	1%	45%

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

Because there is a large selection of pharmaceutical wholesalers in the United States, management does not believe that losing any vendor relationship will have an impact on the Company’s business.

Selling, General and Administrative Expenses

SG&A primarily consists of store salaries, contract labor, occupancy costs, and expenses directly related to the store.  Other administrative costs include advertising, insurance and depreciation.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are as follows:

Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
$5,139	$38,120

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

The Company had the following potential common stock equivalents at March 31, 2012:

Shares

Convertible debt – face amount of $150,000, conversion price of $0.40	375,000
Common stock warrants - 15,000, exercise price of $0.40	15,000
Total common stock equivalents	390,000

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

The Company had no common stock equivalents at March 31, 2011.

Since the Company reflected a net loss for both the three months ended March 31, 2012 and 2011, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive; therefore, a separate computation of diluted earnings (loss) per share is not presented.

Recently Adopted Accounting Pronouncements

On January 1, 2012, we adopted FASB ASU 2011-04, an amendment to ASC 820, Fair Value Measurements. ASU 2011-04 clarifies or changes the application of existing fair value measurements, including: that the highest and best use valuation premise in a fair value measurement is relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement. Adopting this amendments had no effect on the financial statements.

On January 1, 2012, we adopted FASB ASU 2011-08, and amendment to ASC 350 Intangibles- Goodwill and Other. ASU 2011-08 issued new guidance that simplified how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform a quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. The Company chose to early adopt this guidance, which did not have an impact our Consolidated Financial Statements.

There are no other new accounting pronouncements that have any impact on the Company’s financial statements.

Note 4 Accounts Receivable

Accounts receivable consisted of the following at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Gross accounts receivable	$1,224,592	$1,057,697
Allowance	(55,202)	(50,861
Accounts receivable – net	$1,169,390	$1,006,836

The Company recorded a 5% allowance against insurance billings for bad debt for estimated differences between expected and actual payment of accounts receivables. These reductions are made based upon estimates that are determined by historical experience, contractual terms, and current conditions. Each quarter, the Company reevaluates its estimates to assess the adequacy of its allowance and adjusts the amounts as necessary.

In addition to the bad debt allowance, for the period ended March 31, 2012 the Company wrote off $38,310 of its accounts receivable to bad debt expense.

Note 5 Property and Equipment

Property and equipment consisted of the following at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Leasehold improvements and fixtures	$72,700	$39,920
Furniture and equipment	20,991	20,991
Computer equipment and software	48,660	48,660
Vehicles	88,686	88,686
DME rental equipment	255,724	223,685
Total	486,761	421,942
Less: accumulated depreciation	(188,669)	(145,147)
Property and equipment – net	$298,092	$276,795

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

Note 6 Intangibles and Goodwill

Intangibles and Goodwill consisted of the following at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Intangibles	$1,870,826	$1,865,176
Less: Accumulated amortization	(351,147)	(290,513)
Intangibles - net	1,519,679	1,574,663

Goodwill	1,348,402	1,348,402

The estimated useful lives of the Company’s intangible assets on the acquisition date (October 21, 2010) were as follows:

Customer relationships	6.85 years
Non-compete agreements	3.00 years

Future amortization of intangibles for the fiscal years 2012 through 2017 are as follows:

Year	Amount
2012 (9 months remaining)	183,236
2013	240,287
2014	228,414
2015	228,414
2016	229,040
Thereafter	148,469
$1,257,860

NOTE: The total intangibles – net of 1,519,679 include our brand name (valued at $256,169) and our website (valued at $5,650), neither of which are amortized.

Note 7 Notes Payable

(A) Notes payable

The Company has an unsecured non-interest bearing note, due on demand, with its former CEO of $62,767.

On March 18, 2011, the Company offered holders of $500,000 of its notes (the “Notes”) the option to convert their Notes into shares of the Company’s common stock at an exercise price of $0.40/share. $410,000 of the Notes plus accrued interest of $29,589 were thereafter converted into 1,098,973 shares of the Company’s common stock; in addition, $65,000 of the Notes plus accrued interest was repaid. At March 31, 2012, $25,000 of the Notes plus accrued interest up to the maturity date of March 2, 2011 remains outstanding.

On November 28, 2011, the Company entered into a $150,000 3-year 8% convertible note with an investor. Under the terms of the note, the investor has the option to convert their note into shares of the Company’s common stock at an exercise price of $0.40/share. In connection with this note, the Company paid debt issue costs of $18,000 and issued 15,000, 3-year warrants exercisable at $0.40 per share, having a fair market value of $4,895, as calculated using the Black Scholes valuation method.  The warrants vested on the date of issuance and expire November 27, 2014. See Note 8 – Stock Warrants. Amortization related to debt issue costs for the three months ended March 31, 2012 was $1,257; the was no related amortization for the three months ended March 31, 2011.

In the first quarter of 2012, the Company entered into a 1-year non-interest bearing note with a Vendor of the Company in the amount of $51,290.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

(B) Notes payable – related parties

In connection with the acquisition of PharmCo, the Company assumed an unsecured note with an affiliate of another related party totaling $73,329. This note bears interest at 8%, and is due on demand. At March 31, 2012 and December 31, 2011, the Company had accrued interest of $26,195 and $24,732, respectively.

The Company has an unsecured, non-interest bearing loan with its COO of $15,000 that is due on demand. Subsequent to March 31, 2012, the Company received an additional $6,000 then repaid the entire balance.

Note 8 - Stock Warrants

A summary of warrant activity for the Company for the periods ended March 31, 2012 and December 31, 2011 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	15,000	0.40
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2012	15,000	$0.40

A summary of all outstanding and exercisable warrants as of March 31, 2012 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.40	15,000	15,000	2.66 years	$1,650

Note 9 Commitments and Contingencies

The Company leases approximately 5,100 square feet of pharmacy space under a 10-year lease executed January 11, 2011. The Company also leases approximately 1,200 square feet of office space under a 2-year lease executed November 15, 2010.

On July 1, 2011 the Company entered into a 5 year lease of approximately 4,200 square feet in Miami, Florida. Under the term of this lease the Company is not responsible for lease payments until the lessor has completed the build out of this location which is anticipated in late 2012.

On October 6, 2011 the Company also entered into a 5 year lease of approximately 3,100 square feet in Opa Locka, Florida. Under the term of this lease the Company’s lease payments commenced February 1, 2012.

Rent expense was $59,212 and $27,194 for the three months ended March 31, 2012 and 2011.

Deferred rent payable at March 31, 2012 and December 31, 2011 was $24,961 and $17,535, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the monthly rent expense of an operating lease that contains escalated payments in future periods.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

Rental commitments for currently occupied space for the fiscal years of 2012 through 2020 are as follows:

Year	Amount
2012 (9 months remaining)	$166,076
2013	227,430
2014	215,515
2015	221,621
2016	229,949
Thereafter	763,508
$1,824,099

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

Note 10 Stockholders’ Equity

During the three months ended March 31, 2012, the Company issued 24,804 shares of its common stock, with share prices ranging from $0.35 to $0.51, to consultants for services rendered. The aggregate shares on the issue dates have a fair value of $11,450. The fair value of stock issued for these services is based upon the quoted closing trading price, or the value of the services provided, whichever is more readily determinable.

During the year ended December 31, 2011, the Company issued 1,687,857 shares of its common stock, with share prices ranging from $0.15 to $0.51, to officers, employees and consultants for services rendered. The aggregate shares have a fair market value on the issue dates of $608,243. The fair value of stock issued for these services is based upon the quoted closing trading price, or the value of the services provided, whichever is more readily determinable.

Note 11 Taxes

At March 31, 2012 the Company had accrued income taxes payable of $42,656 as follows:

In the third quarter of 2011, the Company amended its 2010 tax return, changing its income tax liability from $0 to $35, 270.  Subsequent to this, the Company paid $12,610 to the IRS, then for the year ended December 31, 2011 the Company accrued $19,996 in tax liabilities.

Note 12 Subsequent Events

On April 30, 2012, the Company issued a $500,000 1-year 12% convertible note to TCA, resulting in net cash proceeds of $452,500. The note may be converted at ninety-five percent (95%) of the average daily volume weighted average price (“VWAP”) of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The note is secured by all of the assets of the Company.

On April 30, 2012, the Company entered into a Registration Rights Agreement (“RRA”) with TCA.  Under the terms of the RRA, the Company must file a registration statement with the U.S. Securities and Exchange Commission by June 14, 2012 and cause the effectiveness of said registration statement within 150 days thereof.

On April 30, 2012, the Company entered into an Equity Facility Agreement (“EFA”) with TCA. Under the terms of the EFA, upon the effectiveness of the registration statement and for a period of twenty-four (24) months thereafter, upon fulfillment of the conditions set forth in the EFA, the investor shall purchase up to $2 million of the Company’s common stock at a per share purchase price equal to ninety-five percent (95%) of the 5-day VWAP (the 5 consecutive trading days subsequent to the Company’s request to draw down against this equity facility.)

As consideration for TCA entering into the EFA, the Company issued 196,078 shares of restricted common stock, having a fair market value of $100,000. The Company and TCA agreed that in the event the value of these shares is either less than or greater than $100,000 after a nine month period, an adjustment the number of shares issued will be made (either the issuance of additional shares or the return of already issued shares to/by TCA.)  The $100,000 will be treated as a prepaid direct equity offering cost in connection with the equity facility.  Upon the initial drawdown(s), the Company will net the first $100,000 against actual cash received with an offset to additional paid in capital. In the event that the Company is unable to draw $100,000 or the facility is terminated, any remaining prepaid fees will be expensed.

For additional information, see Forms 8K filed on May 4, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2011, found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends” or similar expressions. Our actual results may differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

Introduction

The Company is a South Florida pharmacy, which currently specializes in providing anti-retroviral patient care management, durable medical equipment (DME) and pharmaceutical needs to long term care facilities and doctor’s offices. The pharmacy industry is highly competitive.  We compete with national and independent retail drug stores, specialty pharmacies, supermarkets, convenience stores, mail order prescription providers, discount merchandisers, membership clubs, health clinics, internet pharmacies, and home medical equipment providers.

Our specific focus is to increase our revenues and presence in the specialty pharmacy business, pursuing expansion initiatives we instituted during the 2011 fiscal year.

Overview

As we entered the 2011 fiscal year, our business plan was to take advantage of our competitive bidding contract with Medicare by providing DME in South Florida. We also took several steps to enhance our long-term care prescription services including increasing our marketing efforts and moving forward with our expansion plans. We also began to concentrate on a new source of revenue, the specialty/anti-retroviral medication market, which we believe is underserved in South Florida.

In the second quarter of 2011 we entered the specialty/anti-retroviral medication market. We structured our pharmacy to not only provide prescription filling services for patients whose needs include anti-retroviral medication but to also offer such patients care management. To increase the credibility and quality of our services, we hired a team of personnel knowledgeable in the care and management of individuals with infectious diseases. Our services in this segment include customized and confidential prescription packaging, an extensive inventory of specialty/ anti-retroviral medications, and 24-hour emergency customer assistance.

Our plans to grow our specialty pharmacy segment include grassroots marketing efforts targeted at physician groups and other referral sources. During the past year, overall our gross profit margin on specialty pharmacy services has been impacted by two primary factors: high medication costs and low reimbursements rates by Medicare and Medicaid. Specialty medication costs are high, resulting in lower gross margins for such products. . Although the profit margin on specialty medications is lower than on other medications, we believe that this line of business can be profitable if we can increase our sales volume by expanding our locations and significantly growing our presence in the area.

In 2011, our competitive bidding contract became effective for the sale of durable medical equipment. Through the first two quarters of 2011 we ramped up our marketing efforts of such products. Despite our increased sales volume, our cash flow has not increased as expected due to the institution by Medicare of a fraud prevention review processes affecting nearly all sales of hospital beds and oxygen products, resulting in much higher initial denial rates on reviewed claims than  had been previously experienced. We believe that many of the denied claims will ultimately be approved because we believe we are in substantial compliance with all governmental regulations regarding equipment dispensing and billing and audits conducted by Medicare have not yielded any material deficiencies in our compliance processes. However, the overall process has affected our business, as collections have become a time consuming and costly task.

In the second and third quarter of 2011, we targeted two additional South Florida locations which are currently scheduled to open in 2012.  The first of these locations is in the City of Opa Locka, FL, where we believe the specialty pharmacy needs are underserved and the second is located across from North Shore Hospital in Miami, FL. This particular location was selected because of what we believe is a lack of pharmacy services offered by North Shore Hospital and the close proximity of a new outpatient clinic currently under construction adjacently located. We believe we will also benefit from long term care and senior living facilities in the immediate area, and have plans to relocate our nursing home fulfillment center to this location.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

The following table summarizes our results of operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31, 2012			March 31, 2011
	Dollars	% of Revenue	% change	Dollars	% of Revenue
Total revenues - net	$2,427,528	100%	30%	$1,872,619	100%
Total cost of sales	1,845,462	76%	94%	951,201	51%
Total gross margin	582,066	24%	-37%	921,418	49%
Operating expenses	810,221	33%	-15%	954,758	51%
Other income (expense)	(7,496)	0%	-583%	1,552	0%
Operating loss	(235,651)			(31,788)
Income tax expense	-			22,967
Net loss	(235,651)			(54,755)

Revenue

Net revenue increased approximately $560,000 or 30% for the three months ended March 31, 2012 as compared to three months ended March 31, 2011. Individually, our pharmacy revenue increased approximately 22% or $374,000, while for the same comparative periods our DME revenue increased approximately 109% or $186,000.

Our increase in pharmacy revenue is mainly related to the increase in anti-retro viral medication sales, which carry a higher than average sale price; our increase in DME sales is related to our full implementation of our competitive bidding contract with Medicare, which had only just begun during the three months ended March 31, 2011.

Gross Margin

Our gross margin as a percent of sales decreased from 49% to 24% for three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Overall margins for this period were lower mainly due to much higher sales of anti-retro viral medication that carry a much lower gross margin than do other medications.  Conversely, our gross margin was positively impacted by our increase in DME sales, which allowed for bulk purchasing from vendors resulting in slightly higher overall margins for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Operating Expenses

Our SG&A expenses as a percentage of revenue were favorably impacted by a decreased of 18% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.   The decrease in SG&A as a percentage of revenue was directly attributable to our restructuring of management’s compensation resulting in a marked decrease in both cash and stock based payment.

Net Loss

Our net loss from operations before income taxes increased 8% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Our overall net loss was mainly attributable to a lower gross margin as a percentage of sales offset slightly by lower operating expenses, mainly management’s compensation.

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

We believe that no significant concentration of credit risk currently exists. For further discussions of risks associated with market conditions, See “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

Cash on hand was $19,118 at March 31, 2012 as compared to $88,874 at December 31, 2011.

Net cash provided by operating activities for the three months ended March 31, 2012 was $44,887 compared to net cash provided by operating activities of $199,403 for the three months ended March 31, 2011. When compared to the prior year end, cash from operating activities mainly decreased as a result of additional losses and an increase in accounts payable, offset by a decrease in stock based compensation and an increase in accounts receivables.

Net cash used for investing activities was $70,469 for the three months ended March 31, 2012 as compared to net cash used in investing activities of $63,043 for the year ended March 31, 2011.  The net cash used in investing activities was for equipment purchases for the expansion of our DME sales.

Net cash used by financing activities was $44,174 for the three months ended March 31, 2012 as compared to net cash used in financing activities of $44,980 for the three months ended March 31, 2011. The net cash used by financing activities included the reduction of a cash overdraft, repayment of notes payable offset by proceeds of a short term loan.

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

Our recent sources of cash have been derived from the sale of our convertible secured notes. As of May 1, 2012, our cash balance was approximately $500,000, which was primarily consisted of the net proceeds from the Note we issued to TCA (see subsequent events).

We recently entered into a $2,000,000 equity financing agreement with TCA. However, prior to making any draw down on the equity facility we must meet certain conditions and there is no assurance that any such conditions will be met. Furthermore, there is no guarantee that we will be successful in raising any additional capital. There can be no assurance that we will be able to raise these funds on terms acceptable to us, if at all.

Current and Future Financing Needs

We have incurred an accumulated deficit of $2.6 million through March 31, 2012. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy.

Based on our current plans, we believe that our current cash may not be sufficient to enable us to meet our planned operating needs.  However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Critical Accounting Policies

The information required by this section is incorporated herein by reference to the information set forth under the caption “Summary of Significant Accounting Policies” in Note 3 of the Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” and is incorporated herein by reference.

Off-Balance Sheet Arrangements

We do not have any unconsolidated special purpose entities and, we do not have exposure to any off-balance sheet arrangements. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation and the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because the Company is a smaller reporting company.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012 we issued 24,804 shares of common stock to officers and consultants for services rendered, having an aggregate market value on the issue dates of $11,450. The securities issued for services were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

On April 30, 2012 we issued 196,078 shares of common stock to TCA Global Credit Master Fund, LP, (“TCA”) in connection with the structuring of an equity facility, having a market value of $100,000. The securities issued were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act.

The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

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
Date: May 21, 2012