Form 10-Q
period 2012-06-30
Progressive Care Inc.
filed 2012-08-20
CIK 1402945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of August 14, 2012, the Registrant had 24,338,185 shares of common stock outstanding.

PROGRESSIVE CARE INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progressive Care Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

		December 31, 2011
	June 30, 2012	(As Restated)
		(unaudited)
Assets

Current Assets
Cash	$107,976	$88,874
Accounts receivable - net	1,285,757	1,006,835
Inventory	299,754	248,678
Prepaids	13,395	21,741
Total Current Assets	1,706,882	1,366,128

Property and equipment - net	283,808	276,795

Other Assets
Debt issue costs - net	145,413	22,259
Deposits	43,746	44,741
Total Other Assets	189,159	67,000

Total Assets	$2,179,849	$1,709,923

Liabilities and Stockholders' Equity

Current Liabilities
Cash overdraft	$-	$71,380
Accounts payable and accrued liabilities	337,823	248,785
Deferred rent payable	32,387	17,535
Income taxes payable	42,656	42,656
Debt - net	398,024	87,767
Debt - related party	-	73,329
Accrued interest payable - related party	-	24,732
Derivative liability	228,208	-
Total Current Liabilities	1,039,098	566,184

Long Term Liabilities
Debt	150,000	150,000

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares authorized
38,314,617 and 36,596,617 issued and outstanding and
38,066,830 and 36,348,830 issued and outstanding, respectively	3,831	3,807
Additional paid in capital	136,885	(88,581)
Retained Earnings	850,035	1,078,513
Total Stockholders' Equity	990,751	993,739

Total Liabilities and Stockholders' Equity	$2,179,849	$1,709,923

See accompanying notes to financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
		(As Restated)		(As Restated)

Sales - net	$2,542,478	$1,897,289	$4,970,006	$3,769,909

Cost of sales	1,744,855	880,752	3,587,871	1,831,953

Gross profit	797,623	1,016,537	1,382,135	1,937,956

Selling, general and administrative expenses	857,431	1,079,100	1,609,462	1,973,889

Loss from operations	(59,808)	(62,563)	(227,327)	(35,933)

Other Income (Expense)
Change in fair value of derivative liability	15,945	-	15,945	-
Gain on debt forgiveness	69,298	-	69,298	12,585
Interest expense	(78,898)	(1,538)	(86,394)	(12,571)
Total other income (expense) - net	6,345	(1,538)	(1,151)	14

Loss from operations before provision for income taxes	(53,463)	(64,101)	(228,478)	(35,919)

Provision for income taxes (benefit)
Current income tax	-	(49,067)	-	-
Deferred income tax	-	26,100	-	-
Total income tax benefit - net	-	(22,967)	-	-

Net loss	$(53,463)	$(41,134)	$(228,478)	$(35,919)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	36,514,906	37,209,546	36,436,786	36,478,861

See accompanying notes to financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2011 and 2010 and the Six Months Ended June 30, 2012
(unaudited)

	Common Stock		Additional		Total
	$0.0001 Par Value		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, December 31, 2010 (as restated)	35,280,000	3,528	(1,141,029)	1,301,600	164,099

Issuance of common stock for services rendered	302,261	30	83,213	-	83,243

Issuance of common stock for services rendered - related parties	1,385,596	139	524,861	-	525,000

Issuance of common stock in connection with the conversions of debt and accrued interest	1,098,973	110	439,479	-	439,589

Issuance of warrants as debt issue cost - related party	-	-	4,895	-	4,895

Net loss - 2011	-	-	-	(223,087)	(223,087)

Balance, December 31, 2011 (as restated)	38,066,830	3,807	(88,581)	1,078,513	993,739

Issuance of common stock for debt issue costs	196,078	19	99,981	-	100,000

Issuance of common stock for services rendered	30,000	3	14,497	-	14,500

Issuance of common stock for services rendered - related party	21,709	2	9,998	-	10,000

Gain on debt forgiveness - related party	-	-	100,990	-	100,990

Net loss for the six months ended June 30, 2012	-	-	-	(228,478)	(228,478)

Balance, June 30, 2012 (Unaudited)	38,314,617	$3,831	$136,885	$850,035	$990,751

See accompanying notes to financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
		(As Restated)
Cash Flows From Operating Activities:

Net loss	$(228,478)	$(35,919)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	128,574	40,556
Bad debt	38,311	-
Stock-based compensation	14,500	335,845
Stock-based compensation - related parties	10,000	-
Amortization of debt issue costs and debt discount	67,485	-
Change in fair value of derivative liability	(15,945)	-
Gain on debt forgiveness	(69,298)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(317,233)	(228,455)
Inventory	(51,076)	67,568
Prepaids	8,346	(4,985)
Deposits	995	(35,704)
Increase (decrease) in:
Accounts payable and accrued liabilities	217,745	100,073
Deferred rent	14,852	8,733
Accrued interest payable - related party	2,929	(2,897)
Net Cash Provided by (Used in) Operating Activities	(178,293)	244,815

Cash Flows From Investing Activities:
Purchase of property and equipment	(135,587)	(128,766)
Net Cash Used in Investing Activities	(135,587)	(128,766)

Cash Flows From Financing Activities:
Cash overdraft	(71,380)	-
Proceeds from issuance of debt	540,000	-
Debt issue costs	(52,500)	-
Repayment of debt	(83,138)	(71,780)
Net Cash Provided by (Used in) Financing Activities	332,982	(71,780)

Net increase in cash	19,102	44,269

Cash at beginning of period	88,874	204,336

Cash at end of period	$107,976	$248,605

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,062	$2,480
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash financing activities:
Conversion of accounts payable to notes	$122,176	$-
Debt discount recorded on convertible debt accounted for as a derivative liability	$244,153	$-
Issuance of common stock for debt issue costs	$100,000	$-
Gain on debt forgiveness - related party	$100,990	$-

See accompanying notes to financial statements

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 1 Nature of Operations & Restatement

Organization

Progressive Training, Inc. (“Progressive Training”) was incorporated on October 31, 2006 in the State of Delaware. Pharmco, LLC a Florida limited liability company (“PharmCo”) was incorporated on November 29, 2005. On October 21, 2010, Progressive Training entered into an Agreement and Plan of Merger with PharmCo, and Pharmco Acquisition Corp. (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into PharmCo, and PharmCo, as the surviving corporation, became the Company’s wholly-owned subsidiary (the “Reverse Merger”). As part of the Reverse Merger, Progressive Training was renamed Progressive Care Inc. (the “Company”).

Recapitalization

Immediately following the Reverse Merger, the shareholders of PharmCo owned a majority of the outstanding shares of the Company. In addition, as part of the transaction, the previous owners of Progressive Training retained the training video business; therefore, the transaction was accounted for as a reverse recapitalization. The assets and liabilities and the historical operations that are reflected in the financial statements are those of PharmCo. The historical consolidated financial statements reflect the impact of the change in capital structure that resulted from the recapitalization from the earliest period presented.

Description of the Business

The Company is a retail pharmacy specializing in the sale of anti-retroviral medications and related patient care management, the sale and rental of durable medical equipment ("DME") and the supply of prescription medications and DME to nursing homes and assisted living facilities. Prior to the Reverse Merger, the Company operated a training video business.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended December 31, 2011. The interim results for the period ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

The Company’s year ended December 31, 2011 audited financial statements are currently being restated and therefore the Company has presented them herein as unaudited, since the related restatements have not yet been filed, and since the audit has not been completed.

Restatement

On May 28, 2012, the Company concluded that the following financial statements required restatement: its audited financial statements for the year ended December 31, 2010 filed in an annual report on Form 10-K with the SEC on April 15, 2011; (ii) its audited financial statements for the year ended December 31, 2011, filed in an annual report on Form 10-K with the SEC on April 16, 2012; (iii) its unaudited financial statements for the period ended March 31, 2011, filed in a quarterly report on Form 10-Q with the SEC on May 23, 2011; (iv) its unaudited financial statements for the period ended June 30, 2011, filed in a quarterly report on Form 10-Q with the SEC on August 22, 2011; (v) its unaudited financial statements for the period ended September 30, 2011, filed in a quarterly report on Form 10-Q with the SEC on November 14, 2011, and (vi) its unaudited financial statements for the period ended March 31, 2012, filed in a quarterly report on Form 10-Q with the SEC on May 21, 2012. The Company plans on completing the restatements in the next 30 days.

The following tables present the impact of the restatements on the Company’s year ended December 31, 2011 balance sheet and six months ended June 30, 2011 statement of operations and statement of cash flows, which are used as comparative information to the Company’s current financial statement herein:

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(unaudited)

Consolidated Balance Sheet as of December 31, 2011:

	December 31, 2011
	As Originally Reported	Adjustments	As Restated
			(unaudited)
Assets

Current Assets
Cash	$88,874	$-	$88,874
Accounts receivable - net	1,006,835	-	1,006,835
Inventory	248,678	-	248,678
Prepaids	21,741	-	21,741
Total Current Assets	1,366,128	-	1,366,128

Property and equipment - net	276,795	-	276,795

Other Assets
Intangibles - net	1,574,663	(1,574,663)	-
Goodwill	1,348,402	(1,348,402)	-
Debt issue costs	22,259	-	22,259
Deposits	44,741	-	44,741
Total Other Assets	2,990,065	(2,923,065)	67,000

Total Assets	$4,632,988	$(2,923,065)	$1,709,923

Liabilities and Stockholders' Equity

Current Liabilities
Cash overdraft	$71,380	$-	$71,380
Accounts payable and accrued liabilities	248,786	-	248,785
Deferred rent payable	17,535	-	17,535
Income taxes payable	42,656	-	42,656
Notes payable	87,767	-	87,767
Notes payable - related party	73,329	-	73,329
Accrued interest payable - related party	24,732	-	24,732
Total Current Liabilities	566,185	-	566,184

Long Term Liabilities
Convertible Debt - note payable	150,000	-	150,000
Total Long Term Liabilities	150,000	-	150,000

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares authorized
38,066,830 and 36,348,830 issued and outstanding (2011); and
35,280,000 and 33,562,000 shares issued and outstanding (2010)	3,807	-	3,807
Additional paid in capital	6,278,571	(6,367,152)	(88,581)
Accumulated deficit	(2,365,574)	3,444,087	1,078,513
Total Stockholders' Equity	3,916,804	(2,923,065)	993,739

Total Liabilities and Stockholders' Equity	$4,632,989	$(2,923,065)	$1,709,923

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(unaudited)

Consolidated Statement of Operations for the three and six months ended June 30, 2011:

	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated

Sales - net	$1,897,289	$-	$1,897,289	$3,769,909	$-	$3,769,909

Cost of sales	880,752	-	880,752	1,831,953	-	1,831,953

Gross profit	1,016,537	-	1,016,537	1,937,956	-	1,937,956

Selling, general and administrative expenses	1,139,734	(60,635)	1,079,100	2,094,492	(120,603)	1,973,889

Loss from operations	(123,197)	60,635	(62,563)	(156,536)	120,603	(35,933)

Other Income (Expense)
Gain on debt settlement - former related party	-	-	-	12,585	-	12,585
Interest expense	(1,538)	-	(1,538)	(12,571)	-	(12,571)
Total other income - net	(1,538)	-	(1,538)	14	-	14

Losses from continuing operations before provision for income taxes	(124,735)	60,635	(64,101)	(156,522)	120,603	(35,919)

Provision for income taxes (benefit)
Current income tax	(49,067)	-	(49,067)	-	-	-
Deferred income tax	26,100	-	26,100	-	-	-
Total income tax benifit - net	(22,967)	-	(22,967)	-	-	-

Net loss	$(101,768)	$60,635	$(41,134)	$(156,522)	$120,603	$(35,919)

Basic and diluted loss per share:	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	37,209,546		37,209,546	36,478,861		36,478,861

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(unaudited)

Consolidated Statement of Cash Flows for the six months ended June 30, 2011:

	June 30, 2011
	As Originally Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net loss	$(156,522)	$120,603	$(35,919)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	40,556	-	40,556
Stock-based compensation	335,845	-	335,845
Amortization of intangibles	120,603	(120,603)	-
Changes in operating assets and liabilities:
Accounts receivable	(228,455)	-	(228,455)
Inventory	67,568	-	67,568
Prepaids	(4,985)	-	(4,985)
Deposits	(35,704)	-	(35,704)
Accounts payable and accrued liabilities	100,073	-	100,073
Deferred rent	8,733	-	8,733
Accrued interest payable - related parties	(2,897)	-	(2,897)
Net Cash Provided by Operating Activities	244,815	-	244,815

Cash Flows From Investing Activities:
Purchase of property and equipment	(128,766)	-	(128,766)
Net Cash Used in Investing Activities	(128,766)	-	(128,766)

Cash Flows From Financing Activities:
Repayment of debt	(71,780)	-	(71,780)
Net Cash Used in Financing Activities	(71,780)	-	(71,780)

Net increase in cash	$44,269	$-	$44,269

Cash at beginning of period	204,336	-	204,336

Cash at end of period	$248,605	$-	$248,605

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,480.00		$2,480.00
Cash paid for taxes	$-		$-

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(unaudited)

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation.

Reclassification

The Company has reclassified certain prior period amounts to conform to the current period presentation including the restatement previously mentioned. These reclassifications had no effect on the financial position, results of operations or cash flows for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, estimated fair value of warrants and derivative liabilities using the Black-Scholes option pricing method and estimates of tax liabilities.

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

Cash

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits; however, at June 30, 2012 and December 31, 2011, respectively, the balances did not exceed the federally insured limit.

Risks and Uncertainties

The Company's operations are subject to intense competition, risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. See Note 11 – Going Concern.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(unaudited)

Billing Concentrations

The Company’s primary receivables are from prescription medication and DME equipment billed to various insurance providers.  Ultimately, the insured is responsible for payment should the insurance company not reimburse the Company. The Company generated reimbursements from significant insurance providers for the six months ended June 30, 2012 and 2011 as shown below.

Insurance Provider	Six months ended June 30, 2012	Six months ended June 30, 2011
A	20%	11%
B	15%	13%
C	13%	1%
D	13%	-
E	-	17%

Inventory

Inventory is valued on a lower of first-in, first-out (FIFO) cost or market basis.  Inventory primarily consists of prescription medications, DME and retail items.

Property and Equipment

Company used property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

The Company provides DME on rent-to-own terms. Pursuant to Medicare guidelines (which are followed by private insurance carriers as well) DME equipment is “rented” to the insured for 13 months, after which title to the equipment transfers to the insured. Depreciation of DME equipment is recorded to cost of sales.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value

●	Level 1 -	Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

●	Level 2 -
Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 -
Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following are the major categories of liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2012	December 31, 2011
Derivative Liabilities (Level 2)	$228,208	$-

The Company's financial instruments consisted primarily of accounts receivable, prepaids, accounts payable and accrued liabilities, derivative liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of June 30, 2012 and December 31, 2011, respectively, due to the short-term nature of these instruments.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(unaudited)

Beneficial Conversion Feature and Debt Discount

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt. At June 30, 2012 and 2011, there were no BCFs.

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once derivative liabilities are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. Once a derivative liability ceases to exist any remaining fair value will be reclassified to additional paid in capital.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

For the six months ended June 30, 2012 and 2011, the Company had two revenue streams.

(i)	Pharmacy

The Company recognizes its pharmacy revenue when a customer picks up or is delivered their prescription or merchandise.  Billings for most prescription orders are with third-party payers, including Medicare, Medicaid and other insurance carriers.  Customer returns are nominal.

Total pharmacy revenues for the six months ended June 30, 2012 and 2011 were approximately $4,281,000 (86%) and $3,411,000 (90%), respectively.

(ii)	Durable Medical Equipment

The Company recognizes DME revenue from the date the equipment is picked up or delivered to the customer. Revenue from DME rentals is booked over a 13 month period. Customer returns are nominal.

Total DME revenues for the six months ended June 30, 2012 and 2011 were approximately $689,000 (14%) and $359,000 (10%), respectively.

Cost of Sales

Cost of pharmacy sales is derived based upon vendor purchases relating to prescriptions sold and point-of-sale scanning information for non-prescription sales, and is adjusted based on periodic inventories. All other costs related to sales are expensed as incurred.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(unaudited)

Cost of DME sales is derived based upon vendor purchases relating to equipment sold and is adjusted based on periodic inventories. All other costs related to sales are expensed as incurred.

Vendor Concentrations

For the six months ended June 30, 2012 and 2011, the Company had significant vendor concentrations with vendors as follows:

Vendor	Six months ended June 30, 2012	Six months ended June 30, 2011
A	65%	6%
B	15%	35%
C	1%	35%

Due to a large selection of pharmaceutical wholesalers in the United States, management does not believe that losing any vendor relationship will have an impact on the Company’s business.

Selling, General and Administrative Expenses (SG&A)

SG&A primarily consists of salaries, contract labor, occupancy costs, and expenses directly related to the Company’s operations.  Other administrative costs include advertising, insurance and depreciation.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are as follows:

Six months ended June 30, 2012	Six months ended June 30, 2011
$14,200	$49,180

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

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(unaudited)

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

The Company had the following potential common stock equivalents at June 30, 2012:

Shares

Convertible debt – face amount of $150,000; fixed conversion price; $0.40	375,000
Convertible debt – face amount of $500,000; variable conversion price; $0.40	1,253,133
Common stock warrants - 15,000; exercise price of $0.40	15,000
Total common stock equivalents	1,643,133

The Company had no common stock equivalents at June 30, 2011.

The Company reflected a net loss for the six months ended June 30, 2012 and 2011; therefore, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. Consequently, a separate computation of diluted earnings (loss) per share is not presented.

In connection with the recapitalization, all share and per share amounts have been retroactively restated.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Note 3 Accounts Receivable

Accounts receivable consisted of the following at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Gross accounts receivable	$1,353,439	$1,057,696
Allowance	(67,682)	(50,861)
Accounts receivable – net	$1,285,757	$1,006,835

The Company recorded an approximate 5% allowance for bad debt for estimated differences between expected and actual payment of accounts receivables. These reductions are made based upon estimates that are determined by historical experience, contractual terms, and current conditions. Each quarter, the Company reevaluates its estimates to assess the adequacy of its allowance, adjusting the amounts as necessary.

In addition, for the six months ended June 30, 2012 the Company wrote off $38,311 of its accounts receivable to bad debt expense; there we no bad debt write-offs during the six months ended June 30, 2011.

Note 4 Property and Equipment

Property and equipment consisted of the following.

	June 30, 2012	December 31, 2011	Estimated Useful Life
DME rental equipment	$260,815	$223,685	Life of the lease
Leasehold improvements and fixtures	181,536	139,008	5 years
Vehicles	90,046	90,046	3 years
Computer equipment and software	56,407	56,407	3-5 years
Furniture and equipment	30,575	28,486	13 months
Total	619,379	537,632
Less: accumulated amortization/depreciation	(335,571)	(260,837)
Property and equipment – net	$283,808	$276,795

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(unaudited)

Depreciation is computed on a straight-line basis over estimated useful lives. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken for the six months ended June 30, 2012 or 2011.

Depreciation expense for the six months ended June 30, 2012 and 2011 was $128,574 and $40,556, respectively.

Note 5 Debt

Debt consists of the following:

	June 30, 2012	December 31, 2011
A. Convertible debt - Secured	$500,000	$-
Less: debt discount	(206,014)	-
Convertible debt - net	293,986	-

B. Convertible debt - Unsecured	150,000	150,000
C. Note - Secured	29,920	-
D. Notes – Unsecured	74,118	161,096
Total debt	$548,024	$311,096

Current portion	$398,024	$161,096
Long term portion	$150,000	$150,000

The corresponding debts above are more fully discussed below:

(A)   Convertible Debt – Secured

During the six months ended June 30, 2012 the Company issued a secured convertible note for $500,000. The note bears interest of 12%, 6% of which is charged monthly and 6% of which is accrued and due in a balloon payment at maturity. The note has a default interest rate of 18%, a maturity date of April 30, 2013 and is secured by all of the assets of the Company and its subsidiaries.  The debt holder is entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock. The note is convertible at 95% of the volume weighted average price of the Company’s common stock for the 5 days preceding conversion. The embedded conversion feature within this note classifies it as a derivative liability. See Note 6.

The Company incurred debt issue costs of $152,500 in connection with the note; of which $100,000 was in stock (196,708 shares @ $0.51 per share) and the remaining $52,500 in cash. See Note 5(E).

(B)   Convertible Debt – Unsecured

On November 28, 2011, the Company entered into a $150,000 3-year 8% convertible note with an investor. Under the terms of the note, the investor has the option to convert their note into shares of the Company’s common stock at an exercise price of $0.40/share. In connection with this note, the Company paid debt issue costs of $18,000 and issued 15,000, 3-year warrants exercisable at $0.40 per share, having a fair market value of $4,895, as calculated using the Black Scholes valuation method.  The warrants vested on the date of issuance and expire November 27, 2014. See Note 7 – Stock Warrants.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(unaudited)

(C)   Note - Secured

The Company has a one year secured note with a DME vendor that bears no interest and matures on January 15, 2013. The note is secured by only the DME equipment to which the note appertains. Secured notes consist of the following:

Balance, December 31, 2011	$-
Reclassification from accounts payable to notes payable	51,290
Repayments	(21,370)
Balance, June 30, 2012	$29,920

(D)   Notes - Unsecured

The Company has two short term note with vendors that bear no interest. Unsecured Notes consists of the following:

Balance, December 31, 2011	$161,0966
Reclassification from accounts payable to notes payable	70,8866
Additional borrowings	40,000
Repayments	(61,7688)
Debt forgiveness	(62,7677)
Debt forgiveness – related party	(73,3299)
Balance, June 30, 2012	$74,1188

During the quarter ended June 30, 2012, a party related to a principal shareholder in the Company, agreed to forgive debt of $73,329 (see above) and accrued interest of $27,661 (totalling $100,990), which was charged to addition to paid-in capital. The Company does not record gains or losses on related party transactions.

(E)    Debt Issue Costs

The Company paid debt issue costs in connection with raising funds through the issuance of convertible debt.  These costs are being amortized over the life of the debt and recorded as interest expense. If a conversion of the underlying debt occurs, the proportionate share of the unamortized amounts will be immediately expensed.

For the six months ended June 30, 2012 the Company incurred debt issue costs and amortization expense of $152,500 and $29,346, respectively. For the six months ended June 30, 2011 the Company paid no debt issue costs and incurred no amortization expense.

The following is a summary of the Company’s debt issue costs.

	June 30, 2012	December 31, 2011
Debt issue costs	$175,395	$22,895
Accumulated amortization of debt issue costs	(29,982)	(636)
Debt issue costs – net	$145,413	$22,259

Future amortization of debt issue costs for the fiscal years 2012 through 2014 are as follows:

Year	Amount
2012 (6 months remaining)	$80,724
2013	57,769
2014	6,920
$145,413

 (E)    Debt Discount

The Company recorded debt discounts in connection with the issuance of convertible debt that contains an embedded conversion option. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts will be immediately expensed.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(unaudited)

The following is a summary of the Company’s debt discount.

	June 30, 2012	June 30, 2012
Debt discount	$244,153	$-
Accumulated amortization of debt discounts	(38,139)	-
Debt discount – net	$206,014	$-

Note 6 Derivative Liabilities

The Company identified a conversion feature embedded within one of its convertible debts and has determined that it should be accounted for at fair value as a derivative liability.

The fair value of the conversion feature is summarized as follow:

Derivative liability - December 31, 2011	$-
Fair value at the commitment date for debt instruments	244,153
Fair value mark to market adjustment for debt instruments	(15,945)
Derivative liability – June 30,2012	$228,208

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during 2012:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	119%	121%
Expected term:	12 months	10 months
Risk free interest rate	0.18%	0.19%

Note 7 Stock Warrants

A summary of warrant activity for the Company for the periods ended June 30, 2012 and December 31, 2011 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	$15,000	$0.40
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2012	$15,000	$0.40

A summary of all outstanding and exercisable warrants as of June 30, 2012 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.40	15,000	15,000	2.41 years	$300

Note 8 Commitments and Contingencies

Operating Leases

The Company leases approximately 5,100 square feet of pharmacy space under a 10-year lease executed January 11, 2011. The Company also leases approximately 1,200 square feet of office space under a 2-year lease executed November 15, 2010.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(unaudited)

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

Rent expense was $125,823 and $53,512 for the six months ended June 30, 2012 and 2011.

Deferred rent payable at June 30, 2012 and December 31, 2011 was $32,387 and $17,535, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the monthly rent expense of an operating lease that contains escalated payments in future periods.

Rental commitments for currently occupied space for the fiscal years of 2012 through 2020 are approximately as follows:

Year	Amount
2012 (6 months remaining)	108,000
2013	227,000
2014	216,000
2015	222,000
2016	230,000
Thereafter	763,000
$1,766,000

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

Note 9 Stockholders’ Equity

During the six months ended June 30, 2012, the Company issued 247,787 shares of its common stock, with share prices ranging from $0.35 to $0.51, to consultants for services rendered and the acquisition of debt; the shares have a fair value of $124,500. The fair value of stock issued is based upon the quoted closing trading price, or the value of the services provided, whichever is more readily determinable.

Note 10 Taxes

A summary of our tax liability from December 31, 2010 through June 30, 2011 is as follows:

	Accrued Income Tax Payable	Deferred Tax Assets
Balance, December 31, 2010	$20,203	$18,473
Changes in the first quarter of 2011	28,864	7,627
Balance, March 31, 2011	49,067	26,100
Changes in the second quarter of 2011	(49,067)	(26,100)
Balance, June 30, 2011	-	-

For the year ended December 31, 2010 the Company recorded its estimated current income tax liability and deferred tax assets, as shown above. In the first quarter of 2011, the Company estimated an increase in its tax liability and an increase in its deferred tax asset, also as shown above. However, at June 30, 2011, the Company reversed its tax estimate from 2010 and 2011 to date, because at that time the Company believed that it’s projected 2011 losses and adjustments to its taxable liability relating to its stock based compensation, would offset previously estimated taxes.

Note 11 Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of approximately $228,000 and net cash used in operations of approximately $178,000 for the six months ended June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

In response to these issues, management is taking the following actions:

●	increasing it sales presence in the community by sponsoring health related events
●	hiring additional sales personnel to target additional market segments
●	seeking additional third party debt and/or equity financing

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Other Matters

On June 11, 2012, the Company received written notice of the resignation of Andy Subachan as a director of the Company, effective immediately, and terminated the employment of Mr. Subachan as Chief Operating Officer, also effective immediately, as a result of the Company learning that Mr. Subachan had pleaded guilty to violating federal health care anti-kickback statutes at an assisted living facility owned and managed by him, and not related in any respect to the Company or its business.

However, as a result of Mr. Subachan being a control shareholder, officer, and director, PharmCo (a wholly owned subsidiary of the Company) received written notice from the State of Florida Agency for Health Care Administration (“AHCA”) terminating PharmCo's participation in the state’s Medicaid program. Thereafter, PharmCo was orally advised by the staff at AHCA that no termination of the ability to bill for Medicaid goods and services would be effected pending the outcome of a hearing before AHCA regarding this matter, during which time the Company intended to seek Mr. Subachan’s consent to divest himself of his equity interest in the Company.

Notwithstanding, PharmCo has  encountered significant difficulties working with the Medicaid system protocols to bill Medicaid claims, and as such has not been able to process its Medicaid claims.

On July 31, 2012, Mr. Subachan returned 12,208,432 shares of common stock to the Company and the Company agreed to release him from claims. No indemnity, however, was granted for third party action(s).

On August 17, 2012, in a written agreement received from AHCA, PharmCo’s termination from the State’s Medicaid program was rescinded. As such, PharmCo expects to now receive all payments held by Medicaid, as well as be allowed to bill for and receive payment for the prescriptions it filled for customers who were insured by Medicaid during the period its participation in the state’s Medicaid program was restricted.

Note 12 Subsequent Events

On July 31, 2012, the Company’s former COO returned 12,208,432 shares of the Company’s common stock to the Company’s treasury. The shares returned to the Company were accounted for at par value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends” or similar expressions. Our actual results may differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Introduction

The Company is a South Florida pharmacy, which specializes in providing anti-retroviral patient care management, durable medical equipment (DME) and pharmaceutical needs to long term care facilities and doctor’s offices. The pharmacy industry is highly competitive;  we compete with national and independent retail drug stores, specialty pharmacies, supermarkets, convenience stores, mail order prescription providers, discount merchandisers, membership clubs, health clinics, internet pharmacies, and home medical equipment providers.

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

In the second quarter of 2011 we entered the specialty/anti-retroviral medication market. We structured our pharmacy to provide prescription filling services for patients whose needs include anti-retroviral medication and offer patients care management. To increase the credibility and quality of our services, we hired a team of personnel, knowledgeable in the care and management of individuals with infectious diseases. Our services in this segment include customized and confidential prescription packaging, an extensive inventory of specialty/ anti-retroviral medications, and 24-hour emergency customer assistance.

Our plans to grow our specialty pharmacy segment include grassroots marketing efforts targeted at physician groups and other referral sources. During the past year, overall our gross profit margin on specialty pharmacy services has been impacted by two primary factors: high medication costs and low reimbursements rates by Medicare and Medicaid. Specialty medication costs are high, resulting in lower gross margins for such products. For the first six months ended June 30, 2012, sale of prescriptions to patients taking anti-retro viral medication were approximately $1.85 million.

In January 2011, our Medicare competitive bidding contract became effective for the sale of durable medical equipment. Since then, we have ramped up our marketing efforts of such products resulting in a substantial increase in our sales of 92% for the first six months of 2012 as compared to the same period in 2011. However, cash flow from DME sales has been hampered by Medicare’s review of nearly all rentals of hospital beds and oxygen products. As part of this review, Medicare has denied some claims at a much higher rate than had been previously experienced. Management believes that most of the denied claims will ultimately be approved because we believe we are in substantial compliance with all governmental regulations regarding equipment dispensing and billing. Further, audits conducted by Medicare have not yielded any material deficiencies in our compliance processes. Notwithstanding, and to mitigate the impact on our cash flow, management has taken certain steps, including:

•	the diversification of our product base by selling and marketing DME outside the scope of the review process;
•	an increase in compliance protocols to increase the likelihood of payment without review;
•	the improvement of the documentation process between us and Medicare, patients, doctors, and referral sources to ensure timely receipt of supporting documentation to substantiate billing claims; and
•	an increase in the training, productivity and efficiency of our sales staff to streamline overall processes.

Based on the above, we expect to see ongoing improvements in our cash flow in the near term.

In the second and third quarter of 2011, we targeted two additional South Florida locations. The first of these locations which is scheduled to open in the third quarter of 2012 is in the City of Opa Locka, FL, where we believe the specialty pharmacy needs are underserved. The second is located across from North Shore Hospital in Miami, FL, and is tentatively scheduled to open in the second quarter of 2013, pending the City of Miami’s approval of our building plans. This particular location was selected because management believes there is a lack of pharmacy services offered by North Shore Hospital and because of the close proximity of a new outpatient clinic currently under construction and adjacently located. We believe we will also benefit from long term care and senior living facilities in the immediate area, and have plans to relocate our nursing home fulfillment center to this location.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 and 2011

The following table summarizes our results of operations for the three months ended June 30, 2012 and 2011.

Three Months Ended
	June 30, 2012		June 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Total revenues - net	$2,542,478	100%	$1,897,289	100%	$645,189	34%
Total cost of sales	1,744,855	69%	880,752	46%	864,103	98%
Total gross margin	797,623	31%	1,016,537	54%	(218,914)	-22%
Operating expenses	857,431	34%	1,079,100	57%	(221,669)	-21%
Other income (expense)	6,345	0%	(1,538)	0%	7,883	-513%
Operating loss	(53,463)	-2%	(64,101)	-3%	10,638	-17%
Income tax expense	-		(22,967)		$22,967	-100%
Net loss	(53,463)	-2%	(41,134)	-2%	(12,329)

Revenue

Our pharmacy and DME revenues were as approximately as follows.

Three Months Ended
	June 30, 2012		June 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Pharmacy	$2,209,000	87%	$1,783,000	94%	$426,000	24%
DME	$333,000	13%	$114,000	6%	219,000	192%
Total Sales	$2,542,000		$1,897,000		$645,000	34%

Net revenue increased approximately $645,000 or 34% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Our increase in pharmacy revenue is mainly related to the increase in anti-retro viral medication sales, which carry a higher than average sale price; our increase in DME sales is related to our full implementation of our competitive bidding contract with Medicare, which had only just begun during the first quarter of 2011.

Gross Margin

Our gross margin as a percent of sales decreased from 54% to 31% for three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Overall margins for this period were lower mainly due to higher sales of anti-retro viral medication that carry a lower gross margin than do other medications.  Conversely, our gross margin was positively impacted by our increase in DME sales, which allowed for bulk purchasing from vendors resulting in slightly higher overall margins for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Operating Expenses

Our operating expenses decreased approximately $222,000 or 21% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease was mainly attributable to our restructuring of management’s compensation..

Net Loss

Our overall net loss increased slightly or approximately $12,000 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Our overall net loss was mainly attributable to a lower gross margin offset almost entirely by decreased operating expenses.

Six Months Ended June 30, 2012 and 2011

The following table summarizes our results of operations for the six months ended June 30, 2012 and 2011.

Six Months Ended
	June 30, 2012		June 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Total revenues - net	$4,970,006	100%	$3,769,909	100%	$1,200,097	32%
Total cost of sales	3,587,871	72%	1,831,953	49%	1,755,918	96%
Total gross margin	1,382,135	28%	1,937,956	51%	(555,821)	-29%
Operating expenses	1,609,462	32%	1,973,889	52%	(364,427)	-18%
Other income (expense)	(1,151)	0%	14	0%	(1,165)	-8321%
Operating loss	(228,478)	-5%	(35,919)	-1%	(192,559)	536%
Income tax expense	-		-		$-	0%
Net loss	(228,478)	-5%	(35,919)	-1%	(192,559)

Revenue

Our pharmacy and DME revenues were as approximately as follows.

Six Months Ended
	June 30, 2012		June 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Pharmacy	$4,281,000	86%	$3,411,000	90%	$870,000	26%
DME	$689,000	14%	$359,000	10%	330,000	92%
Total Sales	$4,970,000		$3,770,000		$1,200,000	32%

Net revenue increased approximately $1.2 million or 32% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Our increase in pharmacy revenue is mainly related to the increase in anti-retro viral medication sales, which carry a higher than average sale price; our increase in DME sales is related to our full implementation of our competitive bidding contract with Medicare, which had only just begun during the first quarter of 2011.

Gross Margin

Our gross margin as a percent of sales decreased from 51% to 28% for six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Overall margins for this period were lower mainly due to much higher sales of anti-retro viral medication that carry a much lower gross margin than do other medications.  Conversely, our gross margin was positively impacted by our increase in DME sales, which allowed for bulk purchasing from vendors resulting in slightly higher overall margins for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Operating Expenses

Our operating expenses decreased approximately $364,000 or 18% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease was mainly attributable to our restructuring of management’s compensation.

Net Loss

Our overall net loss increased approximately $193,000 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Our overall net loss was mainly attributable to a lower gross margin offset almost entirely by decreased operating expenses.

Three Months Ended June 30, 2012 as compared to the three Months Ended March 31, 2012

Our quarter-over-quarter revenues increased approximately $115,000 due mainly to new pharmacy sales, offset slightly by an approximately $23,000 decrease in DME sales. Quarter-over-quarter gross margins increased by approximately $216,000 or 27%, due primarily to an increase in more-profitable drug sales. Operating expense between the two quarters increased approximately $108,000 or 13% due to almost entirely from an increase in audit related fees of approximately $38,000 from our year-end audit and an increase in legal fees of approximately $77,000 relating to our upcoming S1 filing and acquisition that we ultimately decided not to pursue. Overall our quarter-over-quarter net loss decreased by approximately $122,000, from approximately $175,000 in the first quarter of 2012 to approximately $53,000 in the second quarter.

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

Liquidity and Capital Resources

Six Months Ended
	June 30, 2012	June 30, 2011
Net change in cash from:
Operating activities	$(178,293)	$244,815
Investing activities	(135,587)	(128,766)
Financing activities	332,982	(71,780)
Change in cash	$19,102	$44,269

Cash at end of Period	$107,976	$248,605

At June 30, 2012, the Company had cash of approximately $108,000 and working capital of approximately $668,000, compared to cash of approximately $17,000 and a working capital of approximately $800,000 at December 31, 2011. The working capital decrease of approximately $132,000 is primarily due to an increase in debt and associated derivative liabilities of approximately $538,000 and an increase in accounts payable and accrued liabilities of approximately $89,000 offset by an increase in cash of approximately $90,000, an increase in accounts receivable of approximately $279,000, an increase in debt issue cost net of approximately $123,000 and an increase in inventory of approximately $51,000.

Net cash used in operating activities for the six months ended June 30, 2012 was approximately $178,000 compared to net cash provided by operating activities of approximately $245,000 for the six months ended June 30, 2011. When compared, net cash from operating activities primarily decreased as a result of approximately $193,000 in net losses, an increase of approximately $88,000 in depreciation expense, amortization of debt issue cost and debt discount of approximately $67,000, offset by a $69,000 gain from debt forgiveness and a decrease of $311,000 in stock based compensation.
Net cash used for investing activities was approximately $136,000 for the six months ended June 30, 2012 as compared to net cash used in investing activities of approximately $129,000 for the six months ended June 30, 2011. Net cash used in investing activities was for equipment purchases for the expansion of our DME sales.

Net cash provided by financing activities was approximately $333,000 for the six ended June 30, 2012 as compared to net cash used in financing activities of approximately $72,000 for the six months ended June 30, 2011. Our increase in net cash provided by financing activities was primarily due to the proceeds of our convertibles secured notes.

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

Our recent sources of cash have been derived from the sale of our convertible secured notes.  In addition, we recently entered into a $2,000,000 equity financing agreement, which will allow us to draw down on the line over a 2-year period, provided that certain conditions are met; however, there is no assurance that any such conditions will be met, and to date we have not drawn down against the line.

Furthermore, there is no guarantee that we will be successful in raising any additional capital. There can be no assurance that we will be able to raise these funds on terms acceptable to us, if at all.

Current and Future Financing Needs

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy. Our cash flow has been severely hampered by issues relating to Medicaid (see “Other Matters” in Note 11 of the Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements”); however we believe that the resolution of the Medicaid issue will, in the near term, alleviate this cash flow issue.

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

Critical Accounting Policies

The information required by this section is incorporated herein by reference to the information set forth under the caption “Summary of Significant Accounting Policies” in Note 2 of the Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” and is incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. On May 28, 2012, the Company’s CEO and CFO and its Board of Directors concluded that its financial statements and notes thereto for the years ended December 31, 2011 and 2010 and the interim periods ended March 31, 2011, June 30, 2011, September 30, 2011 and March 31, 2012, were required to be restated to revise the initial treatment of the Merger from that of an acquisition to that of a reverse recapitalization.  In light of the need to restate the financial statements the Company’s CEO and CFO have concluded that the disclosure controls were deficient and the deficiency constituted a material weakness. The Company’s CEO and CFO have since concluded that all material weaknesses have been remediated and significant deficiencies have been remediated. Based upon its current evaluation, the Company’s CEO and CFO have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2012, the Company issued 247,787 shares of its common stock, with share prices ranging from $0.35 to $0.51, for debt issue costs and to consultants for services rendered; the shares have a fair value of $124,500. The fair value of stock issued for these services is based upon the quoted closing trading price of the Company’s common stock on the date if issue.  The securities issued for services were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROGRESSIVE CARE INC.

By:	/s/ Avraham A. Friedman
Avraham Friedman
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 20, 2012