Form 10-Q
period 2012-09-30
Progressive Care Inc.
filed 2012-11-21
CIK 1402945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of November 21, 2012, the Registrant had 24,413,602 shares of common stock outstanding.

PROGRESSIVE CARE INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progressive Care Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
		(As Restated)
	(unaudited)	(unaudited)
Assets

Current Assets
Cash	$3,572	$88,874
Accounts receivable - net	1,295,198	1,006,835
Income tax receivable	3,849	-
Inventory	319,951	248,678
Prepaids	23,546	21,741
Total Current Assets	1,646,116	1,366,128

Property and equipment - net	270,654	276,795

Other Assets
Debt issue costs - net	105,051	22,259
Deposits	47,612	44,741
Deferred tax asset	156,268	156,268
Total Other Assets	308,931	223,268
Total Assets	$2,225,701	$1,866,191

Liabilities and Stockholders' Equity

Current Liabilities
Cash overdraft	$-	$71,380
Accounts payable and accrued liabilities	515,642	248,785
Deferred rent payable	39,812	17,535
Income taxes payable	-	38,754
Debt - net	449,182	87,767
Debt - related party	85,000	73,329
Accrued interest payable - related party	-	24,732
Derivative liability	187,974	-
Deferred tax liability	55,268	55,268
Total Current Liabilities	1,332,878	617,550

Long Term Liabilities
Debt	150,000	150,000

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares authorized
24,413,602 and 36,348,830 issued and outstanding, respectively	2,441	3,635
Additional paid in capital	93,340	(144,945)
Retained Earnings	647,042	1,239,951
Total Stockholders' Equity	742,823	1,098,641

Total Liabilities and Stockholders' Equity	$2,225,701	$1,866,191

See accompanying notes to consolidated financial statements

Progressive Care Inc. and Subsidiaries
 Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
		(As Restated)		(As Restated)

Sales - net	$2,532,257	$1,937,985	$7,502,263	$5,707,894

Cost of sales	1,749,911	1,085,814	5,337,783	2,917,767

Gross profit	782,346	852,171	2,164,480	2,790,127

Selling, general and administrative expenses	1,099,529	946,117	2,708,990	2,920,008

Loss from operations	(317,183)	(93,946)	(544,510)	(129,881)

Other Income (Expense)
Change in fair value of derivative liability	40,234	-	56,179	-
Gain on accounts payable and debt forgiveness	-	-	69,298	-
Gain on debt settlement	-	-	-	12,585
Loss on sale of equipment	-	(2,671)	-	(2,671)
Interest expense	(127,181)	(1,426)	(213,575)	(13,997)
Total other income (expense) - net	(86,947)	(4,097)	(88,098)	(4,083)

Loss from operations before provision for income taxes	(404,130)	(98,043)	(632,608)	(133,964)

Income tax benefit	39,699	(25,421)	39,699	(76,195)

Net loss	$(364,431)	$(123,464)	$(592,909)	$(210,159)

Basic and diluted net loss per common share	(0.01)	(0.00)	(0.02)	(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	29,573,281	34,161,539	34,132,251	35,137,928

See accompanying notes to consolidated financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2012
(Unaudited)

	Common Stock		Additional		Total
	$0.0001 Par Value		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, December 31, 2010 (as restated)	33,562,000	$3,356	$(1,197,393)	$1,509,455	$315,418

Issuance of common stock for services rendered	302,261	30	83,213	-	83,243

Issuance of common stock for services rendered - related parties	1,385,596	139	524,861	-	525,000

Issuance of common stock in connection with the conversions of debt and accrued interest	1,098,973	110	439,479	-	439,589

Issuance of warrants as debt issue cost - related party	-	-	4,895	-	4,895

Net loss - 2011 (as restated)	-	-	-	(269,504)	(269,504)

Balance, December 31, 2011 (as restated)	36,348,830	3,635	(144,945)	1,239,951	1,098,641

Issuance of common stock in connection with debt-treated as debt discount ($0.51)	196,078	19	99,981	-	100,000

Issuance of common stock for services rendered	45,000	5	21,096	-	21,101

Issuance of common stock for services rendered - related party	32,126	3	14,997	-	15,000

Retirement of cancelled shares	(12,208,432)	(1,221)	1,221	-	-

Gain on debt forgiveness - related party	-	-	100,990	-	100,990

Net loss for the nine months ended September 30, 2012	-	-	-	(592,909)	(592,909)

Balance, September 30, 2012 (unaudited)	24,413,602	$2,441	$93,340	$647,042	$742,823

See accompanying notes to consolidated financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
		(As Restated)
Cash Flows From Operating Activities:

Net loss	$(592,909)	$(210,159)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	193,840	30,576
Bad debt	277,659	-
Stock-based compensation	21,101	483,243
Stock-based compensation - related parties	15,000	-
Amortization of debt issue, costs, and debt discount	172,052	-
Change in fair value of derivative liability	(56,179)	-
Gain on accounts payable and debt forgiveness	(69,298)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(566,022)	(393,552)
Income tax receivable	(3,849)	-
Inventory	(71,273)	49,990
Prepaids	(1,805)	-
Deposits	(2,871)	(35,704)
Increase (decrease) in:
Accounts payable and accrued liabilities	426,723	142,571
Deferred rent	22,277	13,100
Income tax payable	(38,754)	20,650
Deferred tax liabilities - net	-	42,935
Accrued interest payable - related party	2,929	(1,419)
Net Cash Provided by (Used in) Operating Activities	(271,379)	142,231

Cash Flows From Investing Activities:
Purchase of property and equipment	(187,699)	(176,231)
Net Cash Used in Investing Activities	(187,699)	(176,231)

Cash Flows From Financing Activities:
Cash overdraft	(71,380)	-
Proceeds from issuance of debt	540,000	-
Proceeds from issuance of debt - related party	85,000	-
Debt issue costs	(52,500)	-
Repayment of debt	(127,344)	(71,780)
Net Cash Provided by (Used in) Financing Activities	373,776	(71,780)

Net decrease in cash	(85,302)	(105,780)

Cash at beginning of period	88,874	204,336

Cash at end of period	$3,572	$98,556

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,062	$6,787
Cash paid for taxes	$3,000	$12,610

Supplemental disclosures of non-cash financing activities:
Conversion of accounts payable to notes	$153,335	$-
Debt discount recorded on convertible debt accounted for as a derivative liability	$244,153	$-
Issuance of common stock for debt issue costs	$100,000	$-
Gain on debt forgiveness - related party	$100,990	$-
Conversion of notes payable into common shares	$-	$410,000
Conversion of accrued interest into common shares	$-	$29,589

See accompanying notes to consolidated financial statements

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2012
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

Recapitalization

Immediately following the Reverse Merger, the shareholders of PharmCo owned a majority of the outstanding shares of the Company. In addition, as part of the transaction, the previous owners of Progressive Training retained the training video business; therefore, the transaction was accounted for as a reverse recapitalization. The assets and liabilities and the historical operations that are reflected in the financial statements are those of PharmCo. The historical consolidated financial statements reflect the impact of the change in capital structure that resulted from the recapitalization as if that capital structure was in place as of December 31, 2009.

Description of the Business

The Company is a retail pharmacy specializing in the sale of anti-retroviral medications and related patient care management, the sale and rental of durable medical equipment ("DME") and the supply of prescription medications and DME to nursing homes and assisted living facilities.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended December 31, 2011. The interim results for the period ended September 30, 2012 are not necessarily indicative of results for the full fiscal year.

The Company’s year ended December 31, 2011 and 2010 audited financial statements are currently being restated and therefore the Company has presented them herein as unaudited, since the related restatements have not yet been filed.

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

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2012
(unaudited)

The financial statements are being restated to properly account for the Reverse Merger as a reverse recapitalization, whereby for accounting purposes, PharmCo acquired Progressive and therefore the financial statements set forth above are required to be restated. The Company plans on completing the restatements in the next 30 days.

The following tables present the impact of the restatements on the Company’s year ended December 31, 2011 balance sheet and nine months ended September 30, 2011 statement of operations and statement of cash flows, which are used as comparative information to the Company’s current financial statement herein.

Unaudited and Restated Balance Sheet as of December 31, 2011:

	December 31, 2011
	As Originally Reported	Adjustments	As Restated

Assets

Current Assets
Cash	88,874	$-	88,874
Accounts receivable - net	1,006,835	-	1,006,835
Inventory	248,678	-	248,678
Prepaids	21,741	-	21,741
Total Current Assets	1,366,128	-	1,366,128

Property and equipment - net	276,795	-	276,795

Other Assets
Intangibles - net	1,574,663	(1,574,663)	-
Goodwill	1,348,402	(1,348,402)	-
Deposits	44,741	-	44,741
Debt issue costs	22,259	-	22,259
Deferred tax asset	-	156,268	156,268
Total Other Assets	2,990,065	(2,766,797)	223,268

Total Assets	4,632,989	$(2,766,797)	1,866,191

Liabilities and Stockholders' Equity

Current Liabilities
Cash overdraft	$71,380	$-	$71,380
Accounts payable and accrued liabilities	248,786	-	248,786
Deferred rent payable	17,535	-	17,535
Income taxes payable	42,656	(3,902)	38,754
Notes payable	87,767	-	87,767
Notes payable - related party	73,329	-	73,329
Accrued interest payable - related party	24,732	-	24,732
Deferred tax liability	-	55,268	55,268
Total Current Liabilities	566,185	51,366	617,550

Long Term Liabilities
Convertible Debt	150,000	-	150,000

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 36,348,830 issued and outstanding	3,807	(172)	3,635
Additional paid in capital	6,278,571	(6,423,516)	(144,945)
Accumulated deficit	(2,365,574)	3,605,525	1,239,951
Total Stockholders' Equity	3,916,804	(2,818,163)	1,098,641

Total Liabilities and Stockholders' Equity	4,632,989	$(2,766,797)	1,866,191

Progressive Care, Inc. and Subsidiary
 Consolidated Statements of Operations
(Restated)

Unaudited and Restated Statement of Operations for the three and nine months ended September 30, 2011:

	Three months ended			Nine months ended
	September 30, 2011			September 30, 2011
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated

Sales - net	1,937,985	$-	$1,937,985	$5,707,894	$-	$5,707,894

Cost of sales	1,085,814	-	1,085,814	2,917,767	-	2,917,767

Gross profit	852,171	-	852,171	2,790,127	-	2,790,127

Selling, general and administrative expenses	1,007,418	(61,301)	946,117	3,101,911	(181,903)	2,920,008

Income from operations	(155,247)	61,301	(93,946)	(311,784)	181,903	(129,881)

Other Income (Expense)
Gain on debt settlement	-	-	-	12,585	-	12,585
Loss on sale of equipment	(2,671)	-	(2,671)	(2,671)		(2,671)
Interest expense	(1,426)	-	(1,426)	(13,997)	-	(13,997)
Total other income - net	(4,097)	-	(4,097)	(4,083)	-	(4,083)

Loss from operations before provision for income taxes	(159,344)	61,301	(98,043)	(315,867)	181,903	(133,964)

Provision for income taxes
Current income tax expense	-	(11,087)	(11,087)	-	(33,260)	(33,260)
Deferred income tax expense	-	(14,334)	(14,334)	-	(42,935)	(42,935)
Income tax expense	-	(25,421)	(25,421)	-	(76,195)	(76,195)

Net loss	(159,344)	35,880	(123,464)	(315,867)	105,708	(210,159)

Basic and diluted loss per share:	(0.00)	0.00	(0.00)	(0.01)	0.00	(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	35,879,539	-	34,161,539	35,137,928	-	35,137,928

Progressive Care, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Restated)

 Unaudited and Restated Statement of Cash Flows for the nine months ended September 30, 2011:

	September 30, 2011
	As Originally Reported	Adjustments	As Restated

Cash Flows From Operating Activities:
Net loss	$(315,867)	$105,708	$(210,159)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Recognition of stock-based compensation	483,243	-	483,243
Depreciation	30,576	-	30,576
Amortization of intangibles	181,904	(181,904)	-
Changes in operating assets and liabilities:
Accounts receivable	(393,552)	-	(393,552)
Inventory	49,990	-	49,990
Deposits	(35,704)	-	(35,704)
Accounts payable and accrued liabilities	142,570	1	142,571
Deferred rent	13,100	-	13,100
Income tax payable	(12,610)	33,260	20,650
Deferred tax liabilities - net	-	42,935	42,935
Accrued interest payable - related parties	(1,419)	-	(1,419)
Discontinued operations	-	-	-
Net Cash Provided by Operating Activities	142,231	-	142,231

Cash Flows From Investing Activities:
Purchase of property and equipment	(176,231)	-	(176,231)
Net Cash Used in Investing Activities	(176,231)	-	(176,231)

Cash Flows From Financing Activities:
Proceeds from note payable	-	-	-
Repayment of note payable	(71,780)	-	(71,780)
Net Cash Used in Financing Activities	(71,780)	-	(71,780)

Net increase (decrease) in cash	(105,780)	-	(105,780)

Cash at beginning of period	204,336	-	204,336

Cash at end of period	98,556	-	98,556

Supplemental disclosures of cash flow information:
Cash paid for interest	6,787	-	6,787
Cash paid for taxes	12,610	-	12,610

Supplemental disclosures of non-cash financing activities:
Conversion of notes payable into common shares	410,000	-	410,000
Conversion of accrued interest into common shares	29,589	-	29,589

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2012
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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, estimated fair value of warrants and derivative liabilities using the Black-Scholes option pricing method and estimates of tax assets and liabilities.

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

Cash

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits; however, at September 30, 2012 and December 31, 2011, respectively, the balances did not exceed the federally insured limit. The Company has no cash equivalents.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2012
(unaudited)

Risks and Uncertainties

The Company's operations are subject to intense competition, risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. See Note 11 – Going Concern.

Billing Concentrations

The Company’s primary receivables are from prescription medication and DME equipment billed to various insurance providers.  Ultimately, the insured is responsible for payment should the insurance company not reimburse the Company. The Company generated reimbursements from significant insurance providers for the nine months ended September 30, 2012 and 2011 as shown below.

	Nine months ended
Insurance Provider	September 30, 2012	September 30, 2011
A	19%	9%
B	16%	14%
C	12%	10%
D	13%	-
E	-	18%
F	13%	1%

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

Depreciation is computed on a straight-line basis over estimated useful lives. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken for the nine months ended September 30, 2012 or 2011.

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

The following are the hierarchical levels of inputs to measure fair value

●	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

●
Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●
Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2012
(unaudited)

The following are the major categories of liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2012	December 31, 2011
Derivative Liabilities (Level 2)	$187,974	$-

The Level 2 valuation relates to derivative liabilities measured using management's estimates of fair value as well as other significant inputs are unobservable.

The Company has determined the estimated fair value amounts presented in these financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair value estimates are based upon pertinent information available as of the respective balance sheet dates and the Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consisted primarily of accounts receivable, prepaids, accounts payable and accrued liabilities, derivative liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of September 30, 2012 and December 31, 2011, respectively, due to the short-term nature of these instruments.

Beneficial Conversion Feature and Debt Discount

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt. At September 30, 2012 and 2011, the Company had no BCFs.

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

For the nine months ended September 30, 2012 and 2011, the Company had two revenue streams.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2012
(unaudited)

(i)	Pharmacy

The Company recognizes its pharmacy revenue when a customer picks up or is delivered their prescription or merchandise.  Billings for most prescription orders are with third-party payers, including Medicare, Medicaid and other insurance carriers.  Customer returns are nominal.

Total pharmacy revenues for the nine months ended September 30, 2012 and 2011 were approximately $6,510,000 (87%) and $5,033,000 (88%), respectively.

(ii)	Durable Medical Equipment

The Company recognizes DME revenue from the date the equipment is picked up or delivered to the customer. Revenue from DME rentals is booked over a 13 month period. Customer returns are nominal.

Total DME revenues for the nine months ended September 30, 2012 and 2011 were approximately $992,000 (13%) and $675,000 (12%), respectively.

Cost of Sales

Cost of pharmacy sales is derived based upon vendor purchases relating to prescriptions sold and point-of-sale scanning information for non-prescription sales, and is adjusted based on periodic inventories. All other costs related to sales are expensed as incurred.

Cost of DME sales is derived from depreciation of DME rentals. All other costs related to sales are expensed as incurred.

Vendor Concentrations

For the nine months ended September 30, 2012 and 2011, the Company had significant vendor concentrations as follows:

Vendor	Nine months ended September 30, 2012	Nine months ended September 30, 2011
A	69%	20%
B	16%	37%
C	1%	29%

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

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are as follows:

Nine months ended September 30, 2012	Nine months ended September 30, 2011
$19,153	$52,289

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2012
(unaudited)

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including warrants, are measured at their fair value on the awards’ grant date either using the stock's closing price as quoted on a national market or by using a Black-Scholes pricing model, based on the estimated number of awards that are ultimately expected to vest. Stock-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the stock-based payment, whichever is more readily determinable. The expense resulting from stock-based payments are recorded in general and administrative expense in the consolidated statement of operations.

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

The Company had the following potential common stock equivalents at September 30, 2012:

Shares

Convertible debt – face amount of $150,000; fixed conversion price ; $0.40	375,000
Convertible debt – face amount of $500,000; variable conversion price; $0.46 at September 30, 2012	1,096,491
Common stock warrants - 15,000; exercise price of $0.40	15,000
Total common stock equivalents	1,486,491

The Company had no common stock equivalents at September 30, 2011.

The Company reflected a net loss for the nine months ended September 30, 2012 and 2011; therefore, the effect of considering any common stock equivalents, if outstanding, would be anti-dilutive; consequently, a separate computation of diluted earnings (loss) per share is not presented.

In connection with the Reverse Merger, all share and per share amounts have been retroactively restated.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2012
(unaudited)

Note 3 Accounts Receivable

Accounts receivable consisted of the following at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Gross accounts receivable	$1,362,880	$1,057,696
Allowance	(67,682)	(50,861)
Accounts receivable – net	$1,295,198	$1,006,835

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

For the nine months ended September 30, 2012, the Company wrote off $239,348 of its accounts receivable as bad debt expense. In the first quarter of 2012, Medicare began a standard fraud prevention review processes of almost all the Company’s related billings. As a result, the Company experienced much higher than normal initial denial rates and has had to resubmit (appeal) numerous claims. In some cases, this process can take up to 15 months to complete, and although some payments of appealed claims have been received, the Company believes it is more likely than not that a large number of claims will ultimately be uncollectable. However, should payments be later received, the Company will record these payments as other income.

Note 4 Property and Equipment

Property and equipment consisted of the following.

	September 30, 2012	December 31, 2011	Estimated Useful Life
		(As Restated)
DME rental equipment	$223,055	$223,685	Life of the lease
Leasehold improvements and fixtures	202,036	139,008	5 years
Vehicles	90,046	90,046	3 years
Computer equipment and software	56,407	56,407	3-5 years
Furniture and equipment	30,575	28,486	13 months
Total	602,119	537,632
Less: accumulated depreciation	(331,465)	(260,837)
Property and equipment – net	$270,654	$276,795

As part of the restated financials, the Company recorded the assets of Pharmco at cost and recorded depreciation from the purchase date. Originally, the Company had recorded these assets at their fair value on October 21, 2010, the date of the merger.

Depreciation expense for non DME assets the nine months ended September 30, 2012 and 2011 was $30,464 and $30,576, respectively. Depreciation of DME for the nine months ended September 30, 2012 and 2011 was $158,054 and $51,486 respectively, and was recorded to cost of sales.

Note 5 Debt

Debt consists of the following:

	September 30, 2012	December 31, 2011
A. Convertible debt - Secured	$500,000	$-
Less: debt discount	(141,810)	-
Convertible debt - net	358,190	-

B. Convertible debt - Unsecured	150,000	150,000
C. Notes - Secured	36,327	-
D. Notes – Unsecured	139,665	161,096
Total debt	$684,182	$311,096

Current portion	$449,182	$87,767
Current portion – related party	$85,000	$73,329
Long term portion	150,000	150,000

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2012
(unaudited)

The corresponding debts above are more fully discussed below:

(A) Convertible Debt – Secured

During the nine months ended September 30, 2012 the Company issued a secured convertible note for $500,000. The note bears interest of 12% per annum (1% per month), of which 1/2% is paid monthly and 1/2% is accrued and due in a balloon payment at maturity. At September 30, 2012, $12,500 had accrued against this note. The note has a default interest rate of 18%, a maturity date of April 30, 2013 and is secured by all of the assets of the Company and its subsidiaries.  The debt holder is entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock. The note is convertible at 95% of the volume weighted average price of the Company’s common stock for the 5 days preceding conversion. The embedded conversion feature within this note classifies it as a derivative liability. See Note 6.

The Company incurred debt issue costs of $152,500 in connection with the note; of which $100,000 was in stock and the remaining $52,500 in cash. See Note 5(E).

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

(C) Notes - Secured

The Company has two secured one year non-interest bearing notes with a single DME vendor, that mature on January 15, 2013. The notes are secured only by the DME equipment to which the note relates. Secured notes consist of the following:

Balance, December 31, 2011	$-
Reclassification from Accounts Payable to Notes Payable	$80,135
Repayments	(43,808)
Balance, September 30, 2012	$36,327

(D) Notes - Unsecured

The Company has two short term notes (totaling $29,664) with two vendors that bear no interest, both of which are in default; however no default terms are set out in the agreements. The Company also has a note with a related party of $85,000 which bears no-interest and is due on demand and owes $25,000 to an investor, which has gone unclaimed. Unsecured notes consist of the following:

Balance , December 31, 2011	$161,096
Reclassification from Accounts Payable to Notes Payable	73,200
Additional borrowings – related party	125,000
Repayments	(83,535)
Debt forgiveness	(62,767)
Debt forgiveness – related party	$(73,329)
Balance, September 30, 2012	139,665

Of the $125,000 in additional borrowings and the $83,535 in repayments, for the nine months ended September 30, 2012, $40,000 was borrowed from and repaid to the Company's former COO. The remaining $85,000 is borrowed from the Company's current largest shareholder.

Debt forgiveness consisted of a note from the former CEO of Progressive Training (see Note 1); debt forgivingness -related party consisted of a note with an affiliate of the current largest shareholder.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2012
(unaudited)

During the nine months ended September 30, 2012, a party related to a controlling investor of the Company agreed to forgive debt of $73,329 (see above) and accrued interest of $27,661, which was recorded in the aggregate as an addition to paid-in capital.

(E) Debt Issue Costs

The Company paid debt issue costs in connection with raising funds through the issuance of convertible debt.  These costs are being amortized over the life of the debt and recorded as interest expense. If a conversion of the underlying debt occurs, the proportionate share of the unamortized amounts will be immediately expensed.

For the nine months ended September 30, 2012 the Company incurred debt issue costs and amortization expense of $152,500 and $69,707, respectively. For the nine months ended September 30, 2011 the Company paid no debt issue costs and incurred no amortization expense.

The following is a summary of the Company’s debt issue costs.

	September 30, 2012	December 31, 2011
Debt issue costs	$175,395	$22,895
Accumulated amortization of debt issue costs	(70,344)	(636)
Debt issue costs – net	$105,051	$22,259

Future amortization of debt issue costs for the fiscal years 2012 through 2014 are as follows:

Year	Amount
2012 (3 months remaining)	$40,362
2013	57,769
2014	6,920
$105,051

(F) Debt Discount

The Company recorded debt discounts in connection with the issuance of convertible debt that contains an embedded conversion option. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts will be immediately expensed.

The following is a summary of the Company’s debt discount.

	September 30, 2012	September 30, 2012
Debt discount	$244,153	-
Accumulated amortization of debt discounts	(102,343)	-
Debt discount – net	$141,810	-

Note 6 Derivative Liabilities

The Company identified a conversion feature embedded within one of its convertible debt instruments and has determined that it should be accounted for at fair value as a derivative liability.

The fair value of the conversion feature is summarized as follow:

Derivative liability - December 31, 2011	$-
Fair value at the commitment date for debt instruments	244,153
Fair value mark to market adjustment for debt instruments	(56,179)
Derivative liability – September 30,2012	$187,974

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2012
(unaudited)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during 2012:

	Commitment Date	Re-measurement Date
Exercise price	$0.52	$0.46
Expected dividends	0%	0%
Expected volatility	119%	115%
Expected term	12 months	7 months
Risk free interest rate	0.18%	0.17%
Forfeiture rate	0%	0%

Note 7 Stock Warrants

A summary of warrant activity for the Company for the periods ended September 30, 2012 and December 31, 2011 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	$15,000	$0.40
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2012	$15,000	$0.40

A summary of all outstanding and exercisable warrants as of September 30, 2012 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.40	15,000	15,000	2.16 years	$1,200

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

Rent expense was $192,433 and $86,053 for the nine months ended September 30, 2012 and 2011.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 2012
(unaudited)

Deferred rent payable at September 30, 2012 and December 31, 2011 was $39,812 and $17,535, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the monthly rent expense of an operating lease that contains escalated payments in future periods.

Rental commitments for currently occupied space for the fiscal years of 2012 through 2020 are approximately as follows:

Year	Amount
2012 (3 months remaining)	$55,000
2013	251,000
2014	234,000
2015	222,000
2016	230,000
Thereafter	763,000
$1,755,000

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

Note 9 Stockholders’ Equity

During the nine months ended September 30, 2012, the Company issued 274,204 shares of its common stock, with share prices ranging from $0.35 to $0.55, to consultants for services rendered and the acquisition of debt; the shares have a fair value of $136,100. The fair value of stock issued for these services is based upon the quoted closing trading price, or the value of the services provided, whichever is more readily determinable.

Note 10 Taxes

A summary of the Company’s tax liability (receiveble) from December 31, 2011 through September 30, 2012 is as follows:

Balance, December 31, 2011	$38,754
Payments made	(3,000)
Refunds/Adjustments	96
Net operating loss carry back - federal	(39,699)
Balance, September 30, 2012	$(3,849)

The Company’s provision for income taxes consists of the following:

	September 30, 2012	September 30, 2011
Income Tax Expense:	-	(33,260)
Deferred Tax Benefit (Expense):	39,699	(43,002)
Provision for income taxes	$39,699	$(76,262)

Deferred tax assets and liabilities for the estimated tax impact of temporary differences between the tax and book basis of assets and liabilities are recognized based on the enacted statutory tax rates for the year in which the Company expects the differences to reverse. A valuation allowance is established against a deferred tax asset when it is more likely than not that the asset or any portion thereof will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has also considered its historical taxable income and factors that have led to its current year projected taxable loss. Based on historical differences between book and tax income (which in past years resulted in taxable income) despite corresponding book losses, the Company believes that it will have taxable income in 2013 and for the forseeable future that will enable it to utilize its carry forward NOL. As such the Company has not reduced its deferred tax asset.

The approximate components of the Company’s net deferred tax assets are as follows:

	September 30, 2012	December 31, 2011
Deferred tax assets:
Net operating loss	$156,000	$156,000
Deferred tax assets	156,000	156,000

Deferred tax liabilities:
Property and equipment	(55,000)	(55,000)
Deferred tax liabilities	(55,000)	(55,000)

Less: valuation allowance	-	-

Deferred tax assets - net	$101,000	$101,000

Current	$(55,000)	$(55,000)
Non-current portion	$156,000	$156,000

Note 11 Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of approximately $593,000 and net cash used in operations of approximately $271,000 for the nine months ended September 30, 2012. These factors and raise substantial doubt about the Company’s ability to continue as a going concern.

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

In response to these issues, management is taking the following actions:

●	increasing it sales presence in the community by sponsoring health related events
●	hiring additional sales personnel to target specific market segments
●	strengthening its internal controls, specifically targeting collections of its accounts receivables
●	seeking additional third party debt and/or equity financing

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

Note 12 Subsequent Events

Pursuant to a Registration Rights Agreement dated April 30, 2012, the Company was to file and have declared effective an S-1 registration statement with the SEC no later than November 11, 2012. The Company has been unable to complete the registration process because it has had to restate certain financial as discussed in Note 1. As a result of not filing the S-1 by November 11, 2012, the Company may have to pay a monthly fee of $5,000, beginning December 11, 2012, said fee not to exceed $30,000 in the aggregate.

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

Our plans to grow our specialty pharmacy segment include grassroots marketing efforts targeted at physician groups and other referral sources. During the past year, our overall gross profit margin on specialty pharmacy services has been impacted by two primary factors: high medication costs and lower reimbursements rates by insurance carriers. Specialty medication costs are high, resulting in lower gross margins for such products. For the nine months ended September 30, 2012, sale of prescriptions to patients taking anti-retro viral medication were approximately $2.7 million.

In January 2011, our Medicare competitive bidding contract became effective for the sale of durable medical equipment. Since then, we have ramped up our marketing efforts of such products resulting in a substantial increase in our DME sales of 47% for the first nine months of 2012 as compared to the same period in 2011. However, cash flow from DME sales has been slowed by Medicare’s review of nearly all hospital beds and oxygen products rentals. In the 3rd quarter of 2012, we began to see an increase in their cash flow, as a result of Medicare’s completion of its review.

As part of Medicare’s review process, Medicare denied a large number of claims, which we appealed. Because this appeals process has taken longer than expected, we have taken a bad debt allowance and write off approximately $239,000 against our DME receivables; however we are still in the process of attempting to collect these amounts, and if successful, will record payments against these receivables against other income.

Based on the above, we expect to see ongoing improvements in our cash flow in the near term.

In the fourth quarter of 2012, we renegotiated the lease on our Opa Locka store location. Under the new terms, we will not continue to pay rent until the landlord has completed the build out of the new location, which has been delayed for various construction reasons. Based on current conditions, we do not believe this location will be in operation until the later part of the second quarter 2013. Our second location, (our “North Shore Hospital” location) in Miami, FL, was tentatively scheduled to open in the second quarter of 2013, pending the City of Miami’s zoning approval of our building plans. However, to date, no such approval has been granted, and we are re-evaluating the feasibility of this location.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 and 2011 (as restated)

The following table summarizes our results of operations for the three months ended September 30, 2012 and September 20, 2011. All amounts have been rounded to the nearest thousand.

Three Months Ended
	September 30, 2012		September 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Total revenues - net	$2,532,000	100%	$1,938,000	100%	$594,000	31%
Total cost of sales	1,750,000	69%	1,086,000	56%	$664,000	61%
Total gross margin	782,000	31%	852,000	44%	$(70,000)	-8%
Operating expenses	1,100,000	43%	946,000	49%	$154,000	16%
Other income (expense)	(87,000)	-3%	(4,000)	0%	$(83,000)	2075%
Operating loss	(405,000)	-16%	(98,000)	-5%	$(307,000)	313%
Income tax benefit (expense)	40,000	2%	(25,000)	-1%	$65,000	-260%
Net loss	(365,000)	-14%	(123,000)	-6%	$(242,000)	197%

Revenue

Our pharmacy and DME revenues were as approximately as follows.

Three Months Ended
	September 30, 2012		September 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Pharmacy	$2,229,000	88%	$1,622,000	84%	$607,000	37%
DME	$303,000	12%	$316,000	16%	(13,000)	-4%
Total Sales	$2,532,000		$1,938,000		$594,000	31%

Net revenue increased approximately  $594,000 or 31% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Net revenues from our Pharmacy operation increased 37% quarter-over-quarter, while net revenues from our DME operations decreased slightly, or 4%. Our increase in pharmacy revenue is mainly related to the increase in anti-retro viral medication sales, which carry a higher than average sale price.

Gross Margin

Our gross margin as a percent of sales decreased from 44% to 31% for three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Overall margins for this period were lower mainly due to higher sales of anti-retro viral medication that carry a lower gross margin than do other medications.

Operating Expenses

Our operating expenses increased $154,000 or 16% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase was mainly attributable to our write off of certain DME receivables (as discussed above) and costs associated with the Medicare review (as also discussed above).

Net Loss

Our overall net loss increased approximately $242,000 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, mainly attributable to a one time write off of accounts receivable of approximately $239,000.

Nine months ended September 30, 2012 and 2011 (as restated)

The following table summarizes our results of operations for the nine months ended September 30, 2012 and September 20, 2011. All amounts have been rounded to the nearest thousand.

Nine Months Ended
	September 30, 2012		September 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Total revenues - net	$7,502,000	100%	$5,708,000	100%	$1,794,000	31%
Total cost of sales	5,338,000	71%	2,918,000	51%	$2,420,000	83%
Total gross margin	2,164,000	29%	2,790,000	49%	$(626,000)	-22%
Operating expenses	2,709,000	36%	2,920,000	51%	$(211,000)	-7%
Other income (expense)	(88,000)	-1%	(4,000)	0%	$(84,000)	2100%
Operating loss	(633,000)	-8%	(134,000)	-2%	$(499,000)	372%
Income tax expense	40,000	1%	(76,000)	-1%	$116,000	-153%
Net loss	(593,000)	-8%	(210,000)	-4%	$(383,000)	182%

Revenue

Our pharmacy and DME revenues were as approximately as follows.

Nine Months Ended
	September 30, 2012		September 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Pharmacy	$6,510,000	87%	$5,033,000	88%	$1,477,000	29%
DME	$992,000	13%	$675,000	12%	317,000	47%
Total Sales	$7,502,000		$5,708,000		$1,794,000	31%

Net revenue increased approximately $1,794,000 or 31% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Net revenues from our Pharmacy operation increased 29% year over year, while net revenues from our DME operations increased 47%.  Our increase in pharmacy revenue is mainly related to the increase in anti-retro viral medication sales, which carry a higher than average sale price; our increase in DME sales is related to our full implementation of our competitive bidding contract with Medicare, which had only just begun during the first quarter of 2011.

Gross Margin

Our gross margin as a percent of sales decreased from 49% to 29% for nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Overall margins for this period were lower mainly due to much higher sales of anti-retro viral medication that carry a much lower gross margin than do other medications.  Conversely, our gross margin was positively impacted by our increase in DME sales, which allowed for bulk purchasing from vendors resulting in slightly higher overall margins for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Operating Expenses

Our operating expenses decreased approximately $211,000 or 7% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decrease was mainly attributable to our restructuring of management’s compensation, offset by bad debt expense.

Net Loss

Our overall net loss increased approximately $383,000 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Our overall net loss was mainly attributable to a one time write off of accounts receivable of approximately $239,000 and lower gross margins brought about by our concentration on the anti-retro viral marketplace.

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

Cash Flows

Nine Months Ended
	September 30, 2012	September 30, 2011
		(restated)
Net change in cash from:
Operating activities	$(271,379)	$142,231
Investing activities	(187,699)	(176,231)
Financing activities	373,776	(71,780)
Change in cash	$(85,302)	$(105,780)

Cash at end of Period	$3,572	$98,556

Net cash used in operating activities increased approximately $ 414,000 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily as a result of an increases in depreciation expense of approximately $163,000, bad debt of approximately 278,000, amortization cost from debt issue and debt discount costs of approximately 172,000 and accounts payable and accrued expenses of approximately 253,000 offset by decreases of approximately 447,000 in stock based compensation expense, approximately $172,000 in accounts receivable, approximately $121,000 in inventory, approximately $56,000 in changes in fair value of derivative liabilities and approximately $69,000 in gains on AP and debt forgiveness.

Net cash used for investing activities increased approximately 11,000 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily as a result of equipment purchases for the expansion of our DME sales.

Net cash provided by financing activities increased approximately 446,000 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to the issuance of debt.

Liquidity and Capital Resources

At September 30, 2012, the Company had cash of $3,572 and working capital of approximately  $313,000, compared to cash of  $88,874 and working capital of approximately $749,000 at December 31, 2011. The working capital decrease of approximately $436,000 is primarily due to an increase in debt of approximately $601,000 and an increase in accounts payable and accrued liabilities of approximately $284,000 offset by an increase in accounts receivable of approximately $172,000, an increase in debt issue cost net of approximately $53,000 and an increase in inventory of approximately $121,000.

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

Our recent sources of cash have been derived from the sale of our convertible secured notes.  In addition, we recently entered into a $2,000,000 equity financing agreement, which will allow us to draw down on the line over a 2-year period, provided that certain conditions are met; however, there is no assurance that any such conditions will be met, and to date we have not met the conditions in order to drawn down against the line.

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

Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of approximately $593,000 and net cash used in operations of approximately $271,000 for the nine months ended September 30, 2012. These factors and raise substantial doubt about the Company’s ability to continue as a going concern.

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

In response to these issues, management is taking the following actions:

●	increasing it sales presence in the community by sponsoring health related events
●	hiring additional sales personnel to target specific market segments
●	strengthening its internal controls, specifically targeting collections of its accounts receivables
●	seeking additional third party debt and/or equity financing

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. On May 28, 2012, the Company’s CEO and CFO and its Board of Directors concluded that its financial statements and notes thereto for the years ended December 31, 2011 and 2010 and the interim periods ended March 31, 2011, June 30, 2011, September 30, 2011 and March 31, 2012, were required to be restated to revise the initial treatment of the Reverse Merger from that of an acquisition to that of a reverse recapitalization.  In light of the need to restate the financial statements the Company’s CEO and CFO have concluded that the disclosure controls were deficient and the deficiency constituted a material weakness. The Company’s CEO and CFO have since concluded that all material weaknesses have been remediated and significant deficiencies have been remediated. Based upon its current evaluation, the Company’s CEO and CFO have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2012, the Company issued 273.204 shares of its common stock, with share prices ranging from $0.35 to $0.55, for debt issue costs and to consultants for services rendered; the shares have a fair value of $136,100. The fair value of stock issued for these services is based upon the quoted closing trading price of the Company’s common stock on the date if issue.  The securities issued for services were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

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

PROGRESSIVE CARE INC.

By:	/s/ Vernon Watson
Vernon Watson
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 21, 2012