Form 10-K/A
period 2010-12-31
Progressive Care Inc.
filed 2013-01-28
CIK 1402945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐       No  ☒

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of March 31, 2011, based upon the last sale price reported for such date on the OTC Bulletin Board was $13,425,000

Number of shares of common stock outstanding as of March 31, 2011 was 33,562,000.

Documents incorporated by reference:  Please refer to section 15(a) (3) of this filing.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (the “Amendment”) to Progressive Care Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2010, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2011 and as subsequently amended in a filing with the SEC on May 23, 2011 (“Amendment No. 1”) is to restate the Company’s financial statements, accompanying notes and related disclosures thereto, revising its accounting for the reverse merger on October 21, 2010 between the Company (the legal acquirer) and Pharmco, LLC (the accounting acquirer), which is being treated as a reverse recapitalization. See Note 1 to the financial statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2010 and 2009 found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,””may”  or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Report.

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

RESULTS OF OPERATIONS (As Restated)

For the year ended December 31, 2010 compared to the year ended December 31, 2009

The following table summarizes our results of operations for the years ended December 31, 2010 and 2009; all amounts have been rounded to the nearest thousandth.

Year Ended
	December 31, 2010		December 31, 2009
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Total revenues - net	$5,885,000	100%	$2,116,000	100%	$3,769,000	178%
Total cost of sales	2,923,000	50%	1,187,000	56%	$1,736,000	146%
Total gross margin	2,962,000	50%	929,000	44%	$2,033,000	219%
Operating expenses	1,287,000	22%	696,000	33%	$591,000	85%
Other income (expense)	38,000	1%	(5,000)	0%	$43,000
Operating income	1,713,000	29%	228,000	11%	$1,485,000	651%
Income tax benefit	155,000	3%	-	0%	$155,000
Net income	1,868,000	32%	228,000	11%	$1,640,000	719%

Revenue

The following table summarizes our revenues for the years ended December 31, 2010 and 2009; all amounts have been rounded to the nearest thousandth.

Year Ended
	December 31, 2010		December 31, 2009
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Pharmacy	$5,769,000	98%	$2,116,000	100%	$3,653,000	173%
DME	$116,000	2%	$0	0%	116,000
Total Sales	$5,885,000		$2,116,000		$3,769,000	178%

Revenues grew in 2010 due to our increased presence in the community, enhanced marketing efforts, and increased visibility with medical professionals. A key driver of growth was the enactment of new Florida legislation increasing regulations on Pain Clinics, causing many to send their prescriptions to local pharmacies.

Gross Margin

Our gross margin as a percent of sales increased 6% primarily attributable to the enactment of new Florida legislation increasing regulations on Pain Clinics, causing many to send their prescriptions to local pharmacies; these medications carried a much larger margin than other medication.

During 2010, our gross margin increased year-over-year in both absolute dollars and in gross margin percentage. In the fourth quarter of 2010, we began to see decreasing drug costs particularity for generic drugs. In addition, we were able to obtain many brand name drugs at substantially lower average costs. We believe that drugs costs will continue to decline through the fourth quarter of 2011 given the current market environment; specifically the conversion of certain named drugs from brand to generic (“generic conversion”.)

Operating Expenses

Selling, General, and Administrative - Selling, general and administrative (“SG&A”) expenses increased year-over-year, largely attributable to increases in compensation-related expenses of approximately $430,000.

Net Income

Our overall net income increase was primarily attributable to our increased sales and increased gross margin as described herein.

LIQUIDITY AND CAPITAL COMMITMENTS (As Restated)

Current Market Conditions

We regularly monitor economic conditions and associated impacts on the financial markets and our business. Though there has been improvement in the global economic environment we continue to be cautious. We continue to evaluate the financial health of our supplier base, carefully manage customer credit, and monitor the concentration risk of our cash.

We believe that no significant concentration of credit risk currently exists. For further discussions of risks associated with market conditions, See “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources

Year Ended
	December 31, 2010	December 31, 2009	Change
Net change in cash from:
Operating activities	$1,385,000	$21,000	$1,364,000
Investing activities	(251,000)	-	$(251,000)
Financing activities	(950,000)	(1,000)	$(949,000)
Change in cash	$184,000	$20,000

Cash at end of Period	$204,000	$20,000

We ended the year with cash of approximately $204,000 and working capital of approximately $83,000, compared to cash of approximately $20,000 and working capital of approximately $22,000 at December 31, 2009. Cash generated from operations was our primary source of operating liquidity and we believe that internally generated cash flows are sufficient to support business operations. We utilize external capital sources, such as notes and other term debt, to supplement our internally generated sources of liquidity, as necessary. We intend to maintain the appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including for acquisitions. Due to the overall strength of our business, we believe that we will have adequate access to capital markets; however, any future disruptions, uncertainty or volatility in those markets may result in higher funding costs for us and adversely affect our ability to obtain funds.

Our increase in net cash provided by operating activities for the year ended December 31, 2010 as compared to the year ended December 31, 2009,  was primarily a result of increases in depreciation of approximately $26,000, inventory of approximately $163,000 and accrued interest – related parties of approximately $19,000, offset by decreases in accounts receivable of approximately $96,000, deferred tax assets of approximately $162,000, accounts payable and accrued liabilities of approximately $109,000 and a gain on debt settlement of approximately $123,000.

Our increase in net cash used in investing activities for the year ended December 31, 2010 as compared to the year ended December 31, 2009, was primarily a result of approximately $151,000 paid in the Reverse Merger and approximately $99,000 in the purchase of property and equipment.

Our increase in net cash used in financing activities for the year ended December 31, 2010 as compared to the year ended December 31, 2009, was primarily due to member distributions prior to the Reverse Merger of approximately $1.4 million and the payment of debt of approximately $113,000, offset by the proceed of notes payable of approximately $508,000.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PROGRESSIVE CARE INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Progressive Care, Inc.

We have audited the accompanying consolidated balance sheets of Progressive Care, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Progressive Care, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Berman & Company, P.A.

Boca Raton, Florida
January 24, 2013

551 NW 77th Street Suite 201 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Progressive Care Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2010	2009
	(As Restated)	(As Restated)
Assets

Current Assets
Cash	$204,336	$20,019
Accounts receivable - net	406,587	172,572
Inventory	272,468	275,980
Deferred tax asset	2,545	-
Total Current Assets	885,936	468,571

Property and equipment - net	77,133	39,423

Deferred tax asset	158,988	-

Total Assets	$1,122,057	$507,994

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$137,163	$139,507
Income taxes payable	7,017	-
Notes payable	567,067	222,886
Notes payable - related parties	73,329	84,329
Accrued interest payable - related parties	18,866	-
Total Current Liabilities	803,442	446,722

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares
authorized, 33,562,000 and 30,000,000 issued and outstanding	3,356	3,000
Additional paid in capital	(1,320,279)	289,500
Retained earnings (deficit)	1,635,538	(231,228)
Total Stockholders' Equity	318,615	61,272

Total Liabilities and Stockholders' Equity	$1,122,057	$507,994

See accompanying notes to financial statements

Progressive Care Inc. and Subsidiaries
 Consolidated Statements of Operations

	Years ended December 31,
	2010	2009
	(As Restated)	(As Restated)

Sales - net	$5,884,855	$2,115,831

Cost of sales	2,923,265	1,186,967

Gross profit	2,961,590	928,864

Selling, general and administrative expenses	1,286,977	696,171

Income from operations	1,674,613	232,693

Other income (expense)
Interest expense	(85,249)	(4,852)
Gain on debt settlement	122,886	-
Total other income (expense)	37,637	(4,852)

Income before provision for income taxes	1,712,250	227,841

Provision for income tax benefit (expense)
Current income tax expense	(7,017)	-
Deferred income tax benefit	161,533	-
Total income tax benefit	154,516	-

Net income	$1,866,766	$227,841

Basic and diluted earnings per share	0.06	0.01

Weighted average number of common shares outstanding
during the year - basic and diluted	30,692,882	30,000,000

See accompanying notes to financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Deficit)
Years ended December 31, 2010 and 2009
 (As Restated)

	Common Stock $0.0001 Par Value		Additional Paid-in	Retained Earnings	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance December 31, 2008	30,000,000	$3,000	$280,400	$(459,069)	$(175,669)

Contributions	-	-	9,500	-	9,500

Distributions	-	-	(400)	-	(400)

Net income for the year ended December 31, 2009	-	-	-	227,841	227,841

Balance, December 31, 2009	30,000,000	3,000	289,500	(231,228)	61,272

Contributions	-	-	200	-	200

Distributions	-	-	(1,343,850)	-	(1,343,850)

Recapitalization	5,280,000	528	(266,301)	-	(265,773)

Retirement of shares	(1,718,000)	(172)	172	-	-

Net income for the year ended December 31, 2010	-	-	-	1,866,766	1,866,766

Balance, December 31, 2010	33,562,000	$3,356	$(1,320,279)	$1,635,538	$318,615

See accompanying notes to financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
	(As Restated)	(As Restated)
Cash Flows From Operating Activities:
Net income	$1,866,766	$227,841
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	61,789	36,061
Gain on debt settlement	(122,886)	-
Changes in operating assets and liabilities:
Accounts receivable	(234,015)	(138,240)
Inventory	3,512	(159,864)
Deferred tax asset	(161,533)	-
Accounts payable and accrued liabilities	(54,003)	55,352
Income tax payable	7,017	-
Accrued interest payable related parties	18,866	-
Net Cash Provided by Operating Activities	1,385,513	21,150

Cash Flows From Investing Activities:
Cash paid in acquisition of shares of Progressive prior to recapitalization	(151,453)	-
Net cash received in recapitalization	106	-
Purchase of property and equipment	(99,499)	-
Net Cash Used in Investing Activities	(250,846)	-

Cash Flows From Financing Activities:
Cash overdraft	-	(8,560)
Proceeds from notes payable	507,800	-
Repayment of note payable	(103,500)	-
Repayment of note payable - related parties	(11,000)	(1,671)
Member contributions prior to recapitalization	200	9,500
Members' distributions prior to recapitalization	(1,343,850)	(400)
Net Cash Used in Financing Activities	(950,350)	(1,131)

Net increase in cash	184,317	20,019

Cash at beginning of year	20,019	-

Cash at end of year	$204,336	$20,019

Supplemental disclosures of cash flow information:
Cash paid for interest	$51,077	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(As Restated)

Note 1 Nature of Operations, Recapitalization and Restatement

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

Description of the Business

The Company is a retail pharmacy specializing in the sale of medications and related patient care management, the sale and rental of durable medical equipment ("DME") and the supply of prescription medications and DME to nursing homes and assisted living facilities.

Restatement

The Company is restating the following financial statements: (i) its audited financial statement for the year ended December 31, 2010 filed in its annual report on Form 10-K with the SEC on April 15, 2011 as amended on May 23, 2011; (ii) its audited financial statement for the year ended December 31, 2011, filed in its annual report on Form 10-K with the SEC on April 16, 2012; (iii) its unaudited financial statement for the quarter ended March 31, 2011, filed in a quarterly report on Form 10-Q with the SEC on May 23, 2011; (iv) its unaudited financial statement for the quarter ended June 30, 2011, filed in a quarterly report on Form 10-Q with the SEC on August 22, 2011; (v) its unaudited financial statement for the quarter ended September 30, 2011, filed in a quarterly report on Form 10-Q with the SEC on November 14, 2011, (vi) its unaudited financial statement for the quarter ended March 31, 2012, filed in a quarterly report on Form 10-Q with the SEC on May 21, 2012; (vii) its unaudited financial statement for the quarter ended June 30, 2012, filed in a quarterly report on Form 10-Q with the SEC on August 20, 2012; and, (viii) its unaudited financial statement for the quarter ended September 30, 2012, filed in a quarterly report on Form 10-Q with the SEC on November 21, 2012.

The Company originally recorded the Reverse Merger between Progressive Training and PharmCo as an acquisition, whereby Progressive Training acquired PharmCo. The financial statements are being restated to properly account for the Reverse Merger as a reverse recapitalization, whereby for accounting purposes, PharmCo acquired Progressive Training and therefore the financial statements set forth above are required to be restated.

Recapitalization

Immediately following the Reverse Merger, the shareholders of PharmCo owned a majority of the outstanding shares of the Company, obtaining voting control. In addition, as part of the transaction, the previous owners of Progressive Training retained the training video business; therefore, the transaction was accounted for as a reverse recapitalization. The assets and liabilities and the historical operations that are reflected in the financial statements are those of PharmCo. The historical consolidated financial statements reflect the impact of the change in capital structure that resulted from the recapitalization from the earliest period presented.

Basis of Presentation and Reclassification

The consolidated statement of operations included in the financial statements presented in the Company’s originally filed 10-K were presented for the seven months ended December 31, 2010 and the year ended May 31, 2010, because Progressive Training’s original year-end was May 31, and subsequent to the Reverse Merger the Company changed its year end to December 31.  For the year ended May 31, 2010, the financial statements included the historical operations of Progressive Training and for the seven months ended December 31, 2010 (the transitional period), the financial statements included the historical operations of Progressive Training and the current operations of PharmCo for the period of October 21, 2010 through December 31, 2010.

In connection with the restatements, however, the financial statements herein are presented for the years ended December 31, 2010 and 2009, and include the historical operations of PharmCo for the years then ended, and the current operations of Progressive Care Inc. for only the period of October 21, 2010 through December 31, 2010.

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(As Restated)

Certain December 31, 2009 amounts from the financial statements of PharmCo (as filed for the Reverse Merger in the Company’s 8-K/A on January 6, 2011) have been reclassified to conform to the new fiscal year’s presentation.

The following tables present the impact of the restatements on the Company’s years ended December 31, 2010 and 2009 consolidated balance sheets, statements of operations and statements of cash flows:

Progressive Care Inc. and Subsidiaries
Consolidated Balance Sheets
(As Restated)

	December 31, 2010				December 31, 2009
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated

Assets

Current Assets
Cash	$204,336	$-		$204,336	$-	$20,019	G	$20,019
Accounts receivable - net	406,587	-		406,587	-	172,572	G	172,572
Inventory	272,468	-		272,468	-	275,980	G	275,980
Deferred tax asset	-	2,545	A	2,545	-	-		-
Current assets of discontinued operations	-	-		-	13,577	(13,577)	G	-
Total Current Assets	883,391	2,545		885,936	13,577	454,994		468,571

Property and equipment - net	77,133	-		77,133	-	39,423	G	39,423

Deferred tax asset	-	158,988	A	158,988	-	-		-

Intangibles - net	1,817,868	(1,817,868)	B	-	-	-		-

Goodwill	1,348,402	(1,348,402)	C	-	-	-		-

Total Assets	$4,126,794	$(3,004,737)		$1,122,057	$13,577	$494,417		$507,994

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$131,357	$5,806	D	$137,163	$-	$139,507	G	$139,507
Income taxes payable	-	7,017	A	7,017	-	-		-
Notes payable	567,067	-		567,067	-	222,886	G	222,886
Notes payable - related parties	73,329	-		73,329	-	84,329	G	84,329
Accrued interest payable - related parties	24,672	(5,806)	D	18,866	-	-		-
Current liabilities of discontinued operations	-	-		-	160,911	(160,911)	G	-
Total Current Liabilities	796,425	7,017		803,442	160,911	285,811		446,722

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares
authorized, 33,562,000 and 30,000,000 issued and outstanding	3,528	(172)	E	3,356	528	2,472	H	3,000
Additional paid in capital	5,226,123	(6,546,402)	F	(1,320,279)	1,598,323	(1,308,823)	I	289,500
Retained earnings (deficit)	(1,899,282)	3,534,820	F	1,635,538	(1,746,185)	1,514,957	I	(231,228)
Total Stockholders' Equity (Deficit)	3,330,369	(3,011,754)		318,615	(147,334)	208,606		61,272

Total Liabilities and Stockholders' Equity	$4,126,794	$(3,004,737)		$1,122,057	$13,577	$494,417		$507,994

2010 Adjustments
A - Recalculation of taxes including new net operating loss as a result of Reverse Merger; see Note 8
B - Removal of intangible assets in connection with Reverse Merger; see Note 1
C - Removal of goodwill in connection with Reverse Merger; see Note 1
D - Reclassification of related party accrued interest to non-related party
E-  Cancellation and retirement of 1,718,000 shares of Progressive owned by Pharmco prior to the Reverse Merger; see Note 7
F - Change in additional paid in capital and retained earnings a result of change in acquirer/acquiree in connection with Reverse Merger; see Note 1

2009 Adjustments
G - Change in assets and liabilities as a result of change in acquirer/acquiree in connection with Reverse Merger; see Note 1
H- Issuance of stock to members of PharmCo in connection with Reverse Merger; this is a retroactive restatement of these shares to the earliest period presented, see Note 7
I - Change in additional paid in capital and retained earnings a result of change in acquirer/acquiree in connection with Reverse Merger; see Note 1

Progressive Care Inc. and Subsidiaries
Consolidated Statements of Operations
(As Restated)

	December 31, 2010				December 31, 2009
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated

Sales - net	$1,295,571	$4,589,284	A	$5,884,855	$-	$2,115,831	B	$2,115,831

Cost of sales	958,743	1,964,522	A	2,923,265	-	1,186,967	B	1,186,967

Gross profit	336,828	2,624,762		2,961,590	-	928,864		928,864

Selling, general and administrative expenses	522,562	764,415	A	1,286,977	-	696,171	B	696,171

Income (loss) from operations	(185,734)	1,860,347		1,674,613	-	232,693		232,693

Other income (expense)
Interest expense	(16,032)	(69,217)	A	(85,249)	-	(4,852)	B	(4,852)
Gain of debt settlement	-	122,886	A	122,886	-	-		-
Total other income (expense)	(16,032)	53,669		37,637	-	(4,852)		(4,852)

Income (loss) before provision for income taxes	(201,767)	1,914,017		1,712,250	-	227,841		227,841

Provision for income taxes
Current income tax expense	-	(7,017)	A	(7,017)	-	-		-
Deferred income tax benefit	-	161,533	A	161,533	-	-		-
Total income tax benefit	-	154,516		154,516	-	-		-

Income (loss) from continuing operations	(201,767)	2,068,533		1,866,766	-	227,841		227,841

Discontinued operations
Loss from discontinued operations - net of tax	(12,862)	12,862		-	(79,204)	79,204		-
Gain on disposition of subsidiary - net of tax	61,532	(61,532)		-	-	-		-
Income (loss) from discontinued operations - net of income taxes	48,670	(48,670)		-	(79,204)	79,204		-

Net income (loss)	$(153,097)	$2,019,863		$1,866,766	$(79,204)	$307,045		$227,841

Basic and diluted income (loss) per share:
Continuing operations	$(0.02)	$0.08		$0.06	$-	$0.01		$0.01
Discontinued operations	$0.00	$(0.00)		$-	$(0.02)	$0.02		$-
Net income (loss) per share	$(0.01)	$0.07		$0.06	$(0.02)	$0.02		$0.01

Weighted average number of common shares outstanding
during the year - basic and diluted	11,837,377	18,855,505	A	30,692,882	5,280,000	24,720,000	B	30,000,000

2010 Adjustments
A - Reflects change in included fiscal periods in connection with Reverse Merger; see Note 1

2009 Adjustments
B - Reflects change in included fiscal periods in connection with Reverse Merger; see Note 1

Progressive Care Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(As Restated)

	December 31, 2010				December 31, 2009
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated

Cash Flows From Operating Activities:
Net income (loss)	$(201,767)	$2,068,533	A	$1,866,766	$-	$227,841	B	$227,841
Net income (loss) from discontinued operations	48,670	(48,670)	A	-	(79,204)	79,204	B	-
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Contributed services - related party	30,800	(30,800)	A	-	-	-		-
Depreciation	32,020	29,769	A	61,789	-	36,061	B	36,061
Amortization of intangibles	47,308	(47,308)	A	-	-	-		-
Gain on disposition of subsidiary - discontinued operations	(61,532)	61,532	A	-	-	-		-
Gain on debt settlement	-	(122,886)	A	(122,886)	-	-		-
Discontinued operations	-	-		-	34,007	(34,007)	B	-
Changes in operating assets and liabilities:
Accounts receivable - net	(64,568)	(169,447)	A	(234,015)	-	(138,240)	B	(138,240)
Inventory	427,029	(423,517)	A	3,512	-	(159,864)	B	(159,864)
Deferred tax asset	-	(161,533)	A	(161,533)	-	-		-
Accounts payable and accrued liabilities	9,549	(63,552)	A	(54,003)	-	55,352	B	55,352
Income taxes payable	-	7,017	A	7,017	-	-		-
Accrued interest - related parties	(20,192)	39,058	A	18,866	-	-		-
Net Cash Provided by (Used in) Operating Activities	247,317	1,138,196		1,385,513	(45,197)	66,347	B	21,150

Cash Flows From Investing Activities:
Cash paid in acquisition of shares of Progressive prior to recapitalization	-	(151,453)	A	(151,453)	-	-		-
Cash acquired in acquisition of PharmCo less cash disposed of in sale of subsidiary	7,598	(7,598)	A	-	-	-		-
Net cash received in recapitalization	-	106	A	106	-	-		-
Purchase of property and equipment	(51,209)	(48,290)	A	(99,499)	-	-		-
Discontinued operations	9,138	(9,138)	A	-	45,197	(45,197)	B	-
Net Cash Provided by (Used in) Investing Activities	(34,473)	(216,373)		(250,846)	45,197	(45,197)		-

Cash Flows From Financing Activities:
Cash overdraft	-	-		-	-	(8,560)	B	(8,560)
Proceeds from notes payable	10,000	497,800	A	507,800	-	-		-
Repayment of note payable	(3,509)	(99,991)	A	(103,500)	-	(1,671)	B	(1,671)
Repayment of note payable - related parties	(14,999)	3,999	A	(11,000)	-	-		-
Member contributions	-	200	A	200	-	9,500	B	9,500
Members' distributions	-	(1,343,850)	A	(1,343,850)	-	(400)	B	(400)
Net Cash Used in Financing Activities	(8,508)	(941,842)		(950,350)	-	(1,131)		(1,131)

Net increase in cash	204,336	(20,019)		184,317	-	20,019		20,019

Cash at beginning of year	-	20,019		20,019	-	(20,019)		-

Cash at end of year	$204,336	$-		$204,336	$-	$-		$20,019

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,228	$30,849	A	$51,077	$2,195	$(2,195)	B	$-
Cash paid for taxes	$-	$-	A	$-	$800	$(800)	B	$-

Non-cash investing and financing activities
Issuance of Common Stock in Pharmco Acquisition	$3,600,000	$(3,600,000)	A	$-	$-	$-	B	$-

2010 Adjustments
A - Reflects change in included fiscal periods in connection with Reverse Merger; see Note 1

2009 Adjustments
B - Reflects change in included fiscal periods in connection with Reverse Merger; see Note 1

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(As Restated)

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, estimates of tax liabilities and estimates of the probability and potential magnitude of contingent liabilities.

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

Cash

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits; however, at December 31, 2010 and 2009, the balance did not exceed the federally insured limit. The Company has no cash equivalents at December 31, 2010 and 2009.

Risks and Uncertainties

The Company's operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

Billing Concentrations

The Company’s primary receivables are from prescription medication and DME equipment billed to various insurance providers.  Ultimately, the insured is responsible for payment should the insurance company not reimburse the Company. The Company generated reimbursements from significant insurance providers for the year ended December 31, 2010 and 2009 as shown below.

Insurance Provider	2010	2009
A	17%	-
B	14%	26%
C	10%	-
D	10%	-
E	-	11%
F	-	10%

Inventory

Inventory is valued on a lower of first-in, first-out (FIFO) cost or market basis.  Inventory primarily consist of prescription medications, DME and retail items.

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

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(As Restated)

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken for years ended December 31, 2010 or 2009.

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

The Company's financial instruments consisted primarily of cash, accounts receivable, accounts payable and accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments generally approximate their fair values at December 31, 2010 and 2009, due to the short term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

For the year ended December 31, 2010, the Company had 2 identifiable continuing revenue streams.

(i)	Pharmacy

The Company recognizes its pharmacy revenue when a customer picks up or is delivered their prescription or merchandise.  Billings for most prescription orders are with third-party payers, including Medicare, Medicaid and other insurance carriers.  Customer returns are nominal.

Total pharmacy revenues were approximately $5,769,000, representing approximately 98% of total revenues.

(ii)	Durable Medical Equipment

The Company recognizes DME revenue from the date the equipment is picked up or delivered to the customer. Revenue from DME rentals is booked over a 13 month period. Customer returns are nominal.

Total DME revenues were approximately $116,000, representing approximately 2% of total revenues.

For the year ended December 31, 2009, the Company only had revenue from its Pharmacy operations.

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

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(As Restated)

Vendor Concentrations

For the year ended December 31, 2010 and 2009, the Company had significant vendor concentrations with vendors as follows:

Vendor		2010	2009
	A	38%	36%
	B	36%	11%
	C	-	18%
	D	-	13%

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

Advertising

Costs incurred for producing and communicating advertising for the Company for the years ended December 31, 2010 and 2009 are charged to operations as incurred and are as follows:

2010	2009
$72,166	$33,000

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities, if any, are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized; changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company does not believe it has any uncertain tax positions.

Earnings (Loss) per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. In accordance with the guidance provided in ASC 805-40-45-4 and 805-40-45-5, the weighted average number of shares prior to the Reverse Merger is computed from the earliest period presented (December 31, 2008) for the years ended December 31, 2010 and 2009 on the basis of the weighted-average number of common shares of PharmCo outstanding multiplied by the exchange ratio between Pharmco’s member interests and Progressive Training’s shares established for the Reverse Merger (1 member interest equals 300,000 shares).

Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. For the years ended December 31, 2010 and 2009, the Company had no common stock equivalents; as a result, basic and diluted earnings per share were the same.

In connection with the restatements all share amounts have been retroactively restated.

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(As Restated)

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

Note 3 Accounts Receivable

Accounts receivable consisted of the following at December 31, 2010 and 2009.

	2010	2009
Gross accounts receivable	$425,956	181,576
Allowance	(19,369)	(9,004)
Accounts receivable – net	$406,587	172,572

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(As Restated)

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

Note 4 Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009.

	2010	2009	Estimated Useful Life
Leasehold improvements and fixtures	$105,129	$105,129	Lesser of estimated useful life or life of lease
Furniture and equipment	12,469	12,469	5 years
Computer equipment and software	36,272	7,746	3 years
Vehicles	35,570	-	3-5 years
DME rental equipment	35,403	-	13 months
Total	224,843	125,344
Less: accumulated depreciation	(147,710)	(85,921)
Property and equipment – net	$77,133	$39,423

Note 5 Notes Payable

(A) Notes payable

On July 3, 2007, PharmCo entered into an agreement with one of its members to convert their outstanding membership units into a note payable for $222,886.  In connection with the conversion, this individual ceased to be a related party. The note was non-interest bearing, unsecured and due on demand. On May 3, 2010, PharmCo settled the outstanding note by paying $100,000. The balance of $122,886 was recorded as a gain on debt settlement.

The Company has an unsecured note, due June 30, 2011, with its former CEO of $62,767.

The Company received proceeds of $500,000 from the execution of unsecured notes, which bear interest at 8% and mature one year from issuance (ranging from February 16, 2011 through October 22, 2011.) As a result, at December 31, 2010, all notes have been classified as short term. In connection with the issuance of these notes, $50,000 was paid as a debt issuance cost, which was recorded as interest expense because the corresponding notes were due on demand.

The Company has a single vehicle lease at 4.9% interest, payable in 72 equal installments of $125 per month beginning November 11, 2010.  The original principal amount of the note is $7,800; at December 31, 2010, the Company had repaid $3,500 leaving a remaining principle balance of $4,300 at December 31, 2010.

(B) Notes payable – related parties

On February 27, 2007, PharmCo executed a note for $11,000 with an affiliate of the Chief Executive Officer. The note was non-interest bearing, unsecured and due on demand. The Company repaid the note in 2010.

On October 15, 2007, PharmCo executed a note for $75,000 with an affiliate of a former member of PharmCo who is now a control shareholder in the Company. The note bore interest at 8%, was unsecured and due on demand. In 2009, PharmCo repaid $1,671; at December 31, 2010 the balance remaining was $73,329.

Note 6 Commitments and Contingencies

The Company leases approximately 3,300 square feet of space under a 10-year lease executed January 11, 2011.

Rent expense was $110,107 and $99,115 for the years ended December 31, 2010 and 2009, respectively.

Expected rent expenses for the fiscal years of 2011 through 2020 are approximately as follows:

Year	Amount
2011	$82,522
2012	91,899
2013	95,651
2014	99,402
2015	103,152
Thereafter	598,548
$1,071,174

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(As Restated)

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

Note 7 Stockholders’ Equity

In May 2010, PharmCo purchased 1,718,000 shares of Progressive Training’s stock from the then CEO for $151,453. On October 21, 2010 the Company issued 30,000,000 shares of its common stock to the members of PharmCo in connection with the Reverse Merger. On the same day the Company cancelled and retired PharmCo’s 1,718,000 shares in connection with the Reverse Merger.

Note 8 Income Taxes

Prior to the Reverse Merger, the Company’s tax year-end was May 31; subsequent to the Reverse Merger, the Company elected a December 31 tax year-end. Consequently, the Company filed a short year tax return, which included the net loss of Progressive Training for the seven months ended December 31, 2010 and net income for PharmCo for the period of October 21, 2010 through December 31, 2010.

All taxes for the period of January 1 through October 20, 2010 and the year ended December 31, 2009 were passed through to the then members of Pharmco; therefore the Company was not subject to and did not record any federal and state income taxes for this period.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

As a result of the change in control brought about by the Reverse Merger, the Company calculated a new net operating loss (“NOL”) to be carried forward on subsequent tax returns. The Company’s originally determined that its NOL was $633,600, calculated by multiplying the number of Company’s common shares outstanding (5,280,000) prior to the Reverse Merger by the closing price of the Company’s common stock ($0.12) on the day prior to the Reverse Merger. The Company also determined that its yearly useable portion of its NOL was $25,534, calculated by multiplying the Company’s NOL by the then long term tax free interest rate (4.03%).  However, under Section 382 of the Internal Revenue Code (“IRC”) the Company can only use an NOL over a maximum of 20 years; therefore, the Company will only be able to utilize, at maximum,  $510,680 of its total NOL ($25,534 multiplied by 20 years).

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(As Restated)

For the year ended December 31, 2010, the Company used $25,534 of its NOL and had a remaining NOL carry forward of approximately $485,000 available to offset future taxable income expiring through 2030. The Company recorded a deferred tax asset of approximately $165,000, which is calculated by multiplying the available amount to be used (approximately $485,000) by the maximum federal tax rate of 34%.

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

The provision for income tax benefit (expense) consisted of the following:

	December 31, 2010	December 31, 2009
Current:
Federal	$(4,000)	$-
State	(3,000)	-
Total Current	(7,000)	-
Deferred:
Federal	162,000	-
State	-	-
Total Deferred	162,000	-

Income Tax Benefit - net	$155,000	$-

The Company’s tax expense differs from the “estimated” tax expense for the years ended December 31, 2010 and December 31, 2009, (computed by applying the Federal Corporate tax rate of 21.95% to loss before taxes and 5.5% for Florida State Corporate Taxes, the blended rate used was 26.24%), are approximately as follows:

	December 31, 2010	December 31, 2009
Federal tax expense (benefit)	$355,000	$-
State tax expense (benefit) - net of federal tax effect	94,000	-
Permanent difference	(432,000)	-
Net operating loss carryforward utilized	(7,000)	-
Net operating loss carryforward - federal	(165,000)	-
Income Tax Benefit - net	$(155,000)	$-

The components of the Company’s net deferred tax assets are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforward	$165,000	$-
Sales allowance	3,000	-
Total deferred tax assets	168,000	-

Deferred tax liabilities:
Property and equipment	(6,000)	-
Total deferred tax liabilities	(6,000)	-

Deferred Tax Asset - current portion – net	$3,000	$-

Deferred Tax Asset - long term portion	$159,000	$-

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(As Restated)

Note 9 Subsequent Events

In January, 2011 the Company repaid $20,000 of its $500,000 in demand notes. In March of 2011, the Company offered holders of the remaining $480,000 notes the ability to convert their note(s) into shares of the Company’s common stock. An aggregate of $410,000 of these Notes plus interest were converted into 1,098,973 shares of the Company’s common stock and $45,000 of these notes were repaid. $25,000 of these notes remains as debt of the Company.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-K/A, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Rule 13a-15 of the Exchange Act, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Based upon its current evaluation, the Company has concluded that the Company’s current disclosure controls and procedures were  not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15 of the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective based on those criteria.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission, which permanently exempt smaller reporting companies.

ITEM 9B. OTHER INFORMATION

None.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)(1)           The following financial statements are included in this Annual Report on Form 10-K/A for the period ended December 31, 2010.

1.	Independent Auditor’s Report
2.	Consolidated Balance Sheets as of December 31, 2010 and 2009.
3.	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
4.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
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

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROGRESSIVE CARE INC.

By:	/s/ Alan Jay Weisberg
Alan Jay Weisberg
Chief Executive Officer
(Principal Executive Officer)
Date: January 25, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 25, 2013	By:	/s/ Alan Jay Weisberg
Alan Jay Weisberg
Chief Executive Officer
(Principal Executive Officer)

Date: January 25, 2013	By:	/s/ Alan Jay Weisberg
Alan Jay Weisberg
Chief Financial Officer and Director
(Principal Financial Officer)

Date: January 25, 2013	By:	/s/ Avraham Friedman
Avraham Friedman
Chairman

Date: January 25, 2013	By:	/s/ Shital Parikh
Shital Parikh
Chief Operating Officer and Director