Form 10-K/A
period 2011-12-31
Progressive Care Inc.
filed 2013-02-15
CIK 1402945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2011

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52684

Progressive Care Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Park Center Blvd., Suite 202, Miami Gardens, FL  33169
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 1-786-657-2060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 per share	(OTC Bulletin Board)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐       No  ☒

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of March 31, 2012, based upon the last sale price reported for such date on the OTC Bulletin Board was approximately $18,551,000.

Number of shares of common stock outstanding as of March 31, 2012 was 36,373,634.

Documents incorporated by reference:  Please refer to section 15(a) (3) of this filing.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to Progressive Care Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2011, originally filed with the U.S. Securities and Exchange Commission on April 16, 2012  is to (i) restate the Company’s financial statements and notes thereto, revising its accounting for the reverse merger on October 21, 2010 between Progressive Care Inc. (the legal acquirer) and Pharmco, LLC (the accounting acquirer), which is being treated as a reverse recapitalization; and (ii) to correct scrivener errors. See Note 1 to the financial statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2011 and 2010 found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,””may”  or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Report.

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

RESULTS OF OPERATIONS (As Restated)

For the year ended December 31, 2011 compared to the year ended December 31, 2010

The following table summarizes our results of operations for the years ended December 31, 2011 and 2010; all amounts have been rounded to the nearest thousandth.

Year Ended
	December 31, 2011		December 31, 2010
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Total revenues - net	$8,238,000	100%	$5,885,000	100%	$2,353,000	40%
Total cost of sales	4,557,000	55%	2,923,000	50%	$1,634,000	56%
Total gross margin	3,681,000	45%	2,962,000	50%	$719,000	24%
Operating expenses	3,841,000	47%	1,287,000	22%	$2,554,000	198%
Other income (expense)	(7,000)	0%	38,000	1%	$(45,000)	-118%
Operating income	(167,000)	-2%	1,713,000	29%	$(1,880,000)	-110%
Income tax benefit (expense)	(86,000)	-1%	155,000	0%	$(241,000)	-155%
Net income (loss)	(253,000)	-3%	1,868,000	32%	$(2,121,000)	-114%

Revenue

The following table summarizes our revenues for the years ended December 31, 2011 and 2010; all amounts have been rounded to the nearest thousandth.

Year Ended
	December 31, 2011		December 31, 2010
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Pharmacy	$7,237,000	88%	$5,769,000	98%	$1,468,000	25%
DME	$1,001,000	12%	$116,000	2%	885,000	763%
Total Sales	$8,238,000	100%	$5,885,000	100%	$2,353,000	40%

Revenues grew 40% in 2011 due to our continued increased presence in the community, enhanced marketing efforts, and increased visibility with medical professionals. A key driver of growth was the enactment of new Florida legislation in late 2010 increasing regulations on “pain clinics”, causing many to send their prescriptions to local pharmacies.

Gross Margin

Our gross margin as a percent of sales decreased 5% primarily attributable to the increase in sales of generic medications, which carry a much lower profit margin.

Operating Expenses

Operating expenses increased year-over-year, largely attributable to increases in compensation-related expenses incurred after the Reverse Merger.

Net Loss

Our current year’s net loss was primarily attributable to an increase in our operating expenses of approximately $2.5 million.

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

Liquidity and Capital Resources

Year Ended
	December 31, 2011	December 31, 2010	Change
Net change in cash from:
Operating activities	$107,000	$1,385,000	$(1,278,000)
Investing activities	(356,000)	(251,000)	$(105,000)
Financing activities	134,000	(950,000)	$1,084,000
Change in cash	$(115,000)	$184,000	$(299,000)

Cash at end of Period	$89,000	$204,000	$115,000

We ended the year with cash of approximately $89,000 and working capital of approximately $756,000, compared to cash of approximately $204,000 and working capital of approximately $82,000 at December 31, 2010. Cash generated from operations was our primary source of operating liquidity and we believe that internally generated cash flows are sufficient to support business operations. We utilize external capital sources, such as notes and other term debt, to supplement our internally generated sources of liquidity, as necessary. We intend to maintain the appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, and discretionary spending, including for acquisitions. Due to the overall strength of our business, we believe that we will have adequate access to capital markets; however, any future disruptions, uncertainty or volatility in those markets may result in higher funding costs for us and adversely affect our ability to obtain funds.

Our year-over-year net cash provided by operating activities decreased approximately $1,279,000,  primarily a result of an increase in stock-based compensation of approximately $608,000, and increase in depreciation expense of approximately $95,000, and decrease in gain on debt settlement of approximately $123,000, a decrease in deferred tax assets – net of approximately $199,000 and an increase in accounts payable and accrued liabilities of 208,000, offset by and increase in accounts receivables of approximately $406,000.

Our year-over-year net cash used in investing activities increased $106,000, primarily a result of an increase of approximately $257,000 used in the purchase of property and equipment, offset by approximately $151,000 in cash paid in the Reverse Merger in 2010.

Our year-over-year net cash used in financing activities decreased approximately $1,084,000, primarily a result of a decrease in member distributions of approximately $1,344,000 offset by a decrease in proceeds from convertible notes of approximately $358,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PROGRESSIVE CARE INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Progressive Care, Inc.

We have audited the accompanying consolidated balance sheets of Progressive Care, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Progressive Care, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Berman & Company, P.A.

Boca Raton, Florida
April 16, 2012 except for notes 1, 4, 8 and 9 as to which the date is February 12, 2013

551 NW 77th Street Suite 201 ● Boca Raton, FL 33487
Phone: (561) 864-4444 ● Fax: (561) 892-3715
www.bermancpas.com ● info@bermancpas.com
Registered with the PCAOB ● Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Progressive Care Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2011	2010
	(As Restated)

Assets

Current Assets
Cash	$88,874	$204,336
Accounts receivable - net	1,006,835	406,587
Inventory	248,678	272,468
Prepaids	21,741	-
Deferred tax asset	-	2,545
Total Current Assets	1,366,128	885,936

Property and equipment - net	276,795	77,133

Other Assets
Deposits	44,741	-
Debt acquistion costs	22,259	-
Deferred tax asset	167,613	158,988
Total Other Assets	234,613	158,988

Total Assets	$1,877,536	$1,122,057

Liabilities and Stockholders' Equity

Current Liabilities
Cash overdraft	$71,380	$-
Accounts payable and accrued liabilities	248,785	137,163
Deferred rent payable	17,535	-
Income taxes payable	43,344	7,017
Notes payable	87,767	567,067
Notes payable - related parties	73,329	73,329
Accrued interest payable - related parties	24,732	18,866
Deferred tax liability	43,599	-
Total Current Liabilities	610,471	803,442

Convertible note payable	150,000	-

Total Liabilities	760,471	803,442

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares authorized;
36,348,830 and 33,562,000 issued and outstanding, respectively	3,635	3,356
Additional paid in capital	(267,831)	(1,320,279)
Retained earnings	1,381,261	1,635,538
Total Stockholders' Equity	1,117,065	318,615

Total Liabilities and Stockholders' Equity	$1,877,536	$1,122,057

See accompanying notes to consolidated financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statements of Operations

	Years ended December 31,
	2011	2010
	(As Restated)

Sales - net	$8,237,622	$5,884,855

Cost of sales	4,557,188	2,923,265

Gross profit	3,680,434	2,961,590

Selling, general and administrative expenses	3,840,972	1,286,977

Income (loss) from operations	(160,538)	1,674,613

Other income (expense)
Interest expense	(17,197)	(85,249)
Gain on debt settlement	12,585	122,886
Loss on sale of equipment	(2,671)	-
Total other income (expense) - net	(7,283)	37,637

Income (loss) before provision for income taxes	(167,821)	1,712,250

Provision for income tax benefit (expense)
Current income tax expense	(48,937)	(7,017)
Deferred income tax benefit (expense)	(37,519)	161,533
Total income tax benefit (expense) - net	(86,456)	154,516

Net income (loss)	$(254,277)	$1,866,766

Basic and diluted earnings (loss) per share	(0.01)	0.06

Weighted average number of common shares outstanding
during the year - basic and diluted	35,393,718	30,692,882

See accompanying notes to consolidated financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years ended December 31, 2011 and 2010
(As Restated)

	Common Stock		Additional		Total
	$0.0001 Par Value		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, December 31, 2009	30,000,000	$3,000	$289,500	$(231,228)	$61,272

Contributions	-	-	200	-	200

Distributions	-	-	(1,343,850)	-	(1,343,850)

Recapitalization	5,280,000	528	(266,301)	-	(265,773)

Retirement of shares	(1,718,000)	(172)	172	-	-

Net income for the year ended December 31, 2010	-	-	-	1,866,766	1,866,766

Balance, December 31, 2010	33,562,000	3,356	(1,320,279)	1,635,538	318,615

Issuance of common stock for services rendered	302,261	30	83,213	-	83,243

Issuance of common stock for services rendered - related parties	1,385,596	139	524,861	-	525,000

Issuance of common stock in connection with the conversions of debt and acrrued interest	1,098,973	110	439,479	-	439,589

Issuance of warrants as debt issue cost - related party	-	-	4,895	-	4,895

Net loss for the year ended December 31, 2011	-	-	-	(254,277)	(254,277)

Balance, December 31, 2011	36,348,830	$3,635	$(267,831)	$1,381,261	$1,117,065

See accompanying notes to consolidated financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
	(As Restated)
Cash Flows From Operating Activities:
Net income (loss)	$(254,277)	1,866,766
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Recognition of stock-based compensation	83,243	-
Recognition of stock-based compensation - related parties	525,000	-
Bad debt expense	40,198	-
Depreciation	156,728	61,789
Gain on debt settlement	-	(122,886)
Forgiveness of accrued interest - former related party	(12,585)	-
Amortization of debt issue cost	636	-
Changes in operating assets and liabilities:
Accounts receivable	(640,446)	(234,015)
Inventory	23,790	3,512
Prepaids	(21,741)	-
Deferred tax (asset) liablitiy - net	37,519	(161,533)
Deposits	(44,741)	-
Accounts payable and accrued liabilities	153,796	(54,003)
Deferred rent	17,535	-
Income tax payable	36,327	7,017
Accrued interest payable - related parties	5,866	18,866
Net Cash Provided by Operating Activities	106,848	1,385,513

Cash Flows From Investing Activities:
Purchase of property and equipment	(356,390)	(99,499)
Cash paid in acquisition of shares of Progressive prior to recapitalization	-	(151,453)
Net cash received in recapitalization	-	106
Net Cash Used in Investing Activities	(356,390)	(250,846)

Cash Flows From Financing Activities:
Cash overdraft	71,380	-
Proceeds from convertible note payable	150,000	507,800
Repayment of note payable	(69,300)	(103,500)
Repayment of note payable - related party	-	(11,000)
Debt issuance costs	(18,000)	-
Member contributions prior to recapitalization	-	200
Members' distributions prior to recapitalization	-	(1,343,850)
Net Cash Provided by (Used in) Financing Activities	134,080	(950,350)

Net increase (decrease) in cash	(115,462)	184,317

Cash at beginning of year	204,336	20,019

Cash at end of year	$88,874	$204,336

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,187	$51,077
Cash paid for taxes	$12,610	$-

Supplemental disclosures of non-cash financing activities:
Issuance of common stock in connection with the conversions of debt and accrued interest	$439,589	$-
Issuance of warrants as debt issue cost	$4,895	$-

See accompanying notes to consolidated financial statements

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
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

Restatement

The Company has restated its audited financial statement for the year ended December 31, 2010 (filed as amendment #2 on January 28, 2013) and  is restating herein its audited financial statement for the year ended December 31, 2011 (originally filed in its annual report on Form 10-K with the SEC on April 16, 2012). The Company is also restating the following financial statements; (i) its unaudited financial statement for the quarter ended March 31, 2012, filed in a quarterly report on Form 10-Q with the SEC on May 21, 2012; (ii) its unaudited financial statement for the quarter ended June 30, 2012, filed in a quarterly report on Form 10-Q with the SEC on August 20, 2012; and, (iii) its unaudited financial statement for the quarter ended September 30, 2012, filed in a quarterly report on Form 10-Q with the SEC on November 21, 2012.

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

Recapitalization

Immediately following the Reverse Merger, the shareholders of PharmCo owned a majority of the outstanding shares of the Company, giving them voting control. In addition, as part of the transaction, the previous owners of Progressive Training retained the training video business; therefore, the transaction was accounted for as a reverse recapitalization. The assets and liabilities and the historical operations that are reflected in the financial statements are those of PharmCo. The historical consolidated financial statements reflect the impact of the change in capital structure that resulted from the recapitalization from the earliest period presented.

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(As Restated)

Basis of Presentation and Reclassification

The following tables present the impact of the restatements on the Company’s year ended December 31, 2011 consolidated balance sheet, statement of operations and statement of cash flows:

	December 31, 2011
	As Originally Reported	Adjustments		As Restated

Assets

Current Assets
Cash	$88,874	$-		$88,874
Accounts receivable - net	1,006,835	-		1,006,835
Inventory	248,678	-		248,678
Prepaids	21,741	-		21,741
Total Current Assets	1,366,128	-		1,366,128

Property and equipment - net	276,795	-		276,795

Other Assets
Intangibles - net	1,574,663	(1,574,663)	B	-
Goodwill	1,348,402	(1,348,402)	C	-
Deposits	44,741	-		44,741
Debt issue costs	22,259	-		22,259
Deferred taxes	-	167,613	A	167,613
Total Other Assets	2,990,065	(2,755,452)		234,613

Total Assets	$4,632,989	$(2,755,452)		$1,877,536

Liabilities and Stockholders' Equity

Current Liabilities
Cash overdraft	$71,380	$-		$71,380
Accounts payable and accrued liabilities	248,786	-		248,785
Deferred rent payable	17,535	-		17,535
Income taxes payable	42,656	688	A	43,344
Notes payable	87,767	-		87,767
Notes payable - related party	73,329	-		73,329
Accrued interest payable - related party	24,732	-		24,732
Deferred tax liability	-	43,599	A	43,599
Total Current Liabilities	566,185	44,287		610,471

Convertible note payable	150,000	-		150,000

Total Liabilities	716,185	44,287		760,471

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares authorized;
38,066,830 and 36,348,830 issued and outstanding (originally reported)
	3,807	(172)	D	3,635
Additional paid in capital	6,278,571	(6,546,402)	E	(267,831)
Accumulated deficit	(2,365,574)	3,746,835	E	1,381,261
Total Stockholders' Equity	3,916,804	(2,799,739)		1,117,065

Total Liabilities and Stockholders' Equity	$4,632,989	$(2,755,452)		$1,877,536

2011 Adjustments
A - Recalculation of taxes including new net operating loss as a result of Reverse Merger; see Note 9
B - Removal of intangible assets in connection with Reverse Merger; see Note 1
C - Removal of goodwill in connection with Reverse Merger; see Note 1
D- Cancellation and retirement of 1,718,000 shares of Progressive owned by Pharmco prior to the Reverse Merger; see Note 8
E - Change in additional paid in capital and retained earnings a result of change in acquirer/acquiree in connection with Reverse Merger; see Note 1

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(As Restated)

	December 31, 2011
	As Originally Reported	Adjustments		As Restated

Sales - net	$8,237,622	$-		$8,237,622

Cost of sales	4,557,188	-		4,557,188

Gross profit	3,680,434	-		3,680,434

Selling, general and administrative expenses	4,084,177	(243,205)	A	3,840,972

Loss from operations	(403,743)	243,205		(160,538)

Other Income (Expense)
Interest expense	(17,197)	-		(17,197)
Forgiveness of accrued interest - former related party	12,585	-		12,585
Loss on sale of equipment	(2,671)	-		(2,671)
Total other expense - net	(7,283)	-		(7,283)

Loss from operations before provision for income taxes	(411,026)	243,205		(167,821)

Provision for income tax benefit (expense)
Current income tax benefit (expense)	(55,266)	6,329	B	(48,937)
Deferred income tax expense	-	(37,519)	B	(37,519)
Income tax expense	(55,266)	(31,190)		(86,456)

Net loss	$(466,292)	$212,015		$(254,277)

Basic and diluted net loss per common share	(0.01)	(0.00)		(0.01)

Weighted average number of common shares outstanding
during the year - basic and diluted	35,393,718	-		35,393,718

2011 Adjustments
A - Removal of amortization of intangible assets in connection with Reverse Merger; see Note 1
B - Recalculation of taxes including new net operating loss as a result of Reverse Merger; see Note 9

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(As Restated)

	December 31, 2011
	As Originally Reported	Adjustments		As Restated
Cash Flows From Operating Activities:
Net loss	$(466,292)	212,015		$(254,277)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Recognition of stock-based compensation	83,243	-		83,243
Recognition of stock-based compensation - related parties	525,000	-		525,000
Bad debt expense	40,198	-		40,198
Depreciation	156,728	-		156,728
Forgiveness of accrued interest - former related party	(12,585)	-		(12,585)
Amortization of intangibles	243,205	(243,205)	A	-
Amortization of debt issue cost	636	-		636
Changes in operating assets and liabilities:
Accounts receivable	(640,446)	-		(640,446)
Inventory	23,790	-		23,790
Prepaids	(21,741)	-		(21,741)
Deferred tax assets	-	37,519	B	37,519
Deposits	(44,741)	-		(44,741)
Accounts payable and accrued liabilities	153,796	-		153,796
Deferred rent	17,535	-		17,535
Income tax payable	42,656	(6,329)	B	36,327
Accrued interest payable - related parties	5,866	-		5,866
Net Cash Provided by Operating Activities	106,848	-		106,848

Cash Flows From Investing Activities:
Purchase of property and equipment	(356,390)	-		(356,390)
Net Cash Used in Investing Activities	(356,390)	-		(356,390)

Cash Flows From Financing Activities:
Cash overdraft	71,380	-		71,380
Proceeds from convertible note payable	150,000	-		150,000
Repayment of note payable	(69,300)	-		(69,300)
Debt issuance costs	(18,000)	-		(18,000)
Net Cash Provided by Financing Activities	134,080	-		134,080

Net decrease in cash	(115,462)	-		(115,462)

Cash at beginning of year	204,336	-		204,336

Cash at end of year	$88,874	$-		$88,874

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,187	$-		$5,187
Cash paid for taxes	$13,661	$(1,051)		$12,610

Supplemental disclosures of non-cash financing activities:
Issuance of common stock in connection with the conversions of debt and acrrued interest	$439,589	$-		$439,589
Issuance of warrants as debt issue cost	$4,895	$-		$4,895

2011 Adjustments
A - Removal of amortization of intangible assets in connection with Reverse Merger; see Note 1
B - Recalculation of taxes including new net operating loss as a result of Reverse Merger; see Note 9

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
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

Cash

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits; however, at December 31, 2011 and 2010, the balance did not exceed the federally insured limit. The Company has no cash equivalents at December 31, 2011 and 2010.

Risks and Uncertainties

The Company's operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

Billing Concentrations

The Company’s primary receivables are from prescription medication and DME equipment billed to various insurance providers.  Ultimately, the insured is responsible for payment should the insurance company not reimburse the Company. The Company generated reimbursements from significant insurance providers for the year ended December 31, 2011 and 2010 as shown below.

Insurance Provider	2011	2010
A	13%	16%
B	12%	13%
C	11%	-

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken for years ended December 31, 2011 and 2010.

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(As Restated)

Debt Issue Costs

The Company paid debt issue costs in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, the proportionate share of the unamortized amounts is immediately expensed.

Future amortization of debt issue costs for the fiscal years 2012 through 2014 are as follows:

Year	Amount
2012	$7,632
2013	7,632
2014	6,995
$22,259

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

The Company's financial instruments consisted primarily of cash, accounts receivable, accounts payable and accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments generally approximate their fair values at December 31, 2011 and 2010, due to the short term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

For the years ended December 31, 2011 and 2010, the Company had 2 identifiable continuing revenue streams.

(i)	Pharmacy

The Company recognizes its pharmacy revenue when a customer picks up or is delivered their prescription or merchandise.  Billings for most prescription orders are with third-party payers, including Medicare, Medicaid and other insurance carriers.  Customer returns are nominal.

For the years ended December 31, 2011 and 2010, total pharmacy revenues were approximately $7,237,000 and $5,769,000, respectively, representing approximately 88% and 98% of total revenues.

(ii)	Durable Medical Equipment

The Company recognizes DME revenue from the date the equipment is picked up or delivered to the customer. Revenue from DME rentals is booked over a 13 month period. Customer returns are nominal.

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(As Restated)

For the years ended December 31, 2011 and 2010, total DME revenues were approximately $1,001,000 and $116,000, respectively, representing approximately 12% and 2% of total revenues.

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

Vendor Concentrations

For the year ended December 31, 2011 and 2010, the Company had significant vendor concentrations with vendors as follows:

Vendor	2011	2010
A	29%	38%
B	28%	36%
C	26%	-

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

Advertising

Costs incurred for producing and communicating advertising for the Company for the years ended December 31, 2011 and 2010 are charged to operations as incurred and are as follows:

2011	2010
$36,721	$72,166

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

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(As Restated)

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

Since the Company reflected a net loss in 2011, the effect of considering any common stock equivalents, would have been anti-dilutive; therefore, a separate computation of diluted earnings (loss) per share is not presented.

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

Note 3 Accounts Receivable

Accounts receivable consisted of the following at December 31, 2011 and 2010.

	2011	2010
Gross accounts receivable	$1,057,696	$425,956
Allowance	(50,861)	(19,369)
Accounts receivable – net	$1,006,835	$406,587

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

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(As Restated)

Note 4 Property and Equipment (As Restated)

Property and equipment consisted of the following at December 31, 2011 and 2010.

	2011	2010	Estimated Useful Life
Leasehold improvements and fixtures	$139,007	$105,129	Lesser of estimated useful life or life of lease
Furniture and equipment	28,486	12,469	5 years
Computer equipment and software	56,407	36,272	3 years
Vehicles	90,046	35,570	3-5 years
DME	223,685	35,403	13 months
Total	537,632	224,843
Less: accumulated depreciation	(260,837)	(147,710)
Property and equipment – net	$276,795	$77,133

Note 5 Notes Payable

(A) Notes payable

The Company has an unsecured non-interest bearing due on demand note, with its former CEO of $62,767, which formerly bore interest of 8%; however, on February 21, 2011 the holder forgave all future interest and accrued interest in the amount of $12,585, which was booked as a gain on forgiveness of accrued interest.

In 2010, the Company received proceeds of $500,000 from the execution of unsecured notes, which bear interest at 8% and mature one year from issuance (ranging from February 16, 2011 through October 22, 2011.) As a result, at December 31, 2010, all notes were classified as short term. In connection with the issuance of these notes, $50,000 was paid as a debt issuance cost, which was recorded as interest expense because the corresponding notes were due on demand.

In January, 2011 the Company repaid $20,000 of its $500,000 in demand notes. In March of 2011 the Company offered holders of the remaining $480,000 of its notes (the “Notes”) the option to convert their Notes into shares of the Company’s common stock at an exercise price of $0.40/share. An aggregate of $410,000 of the Notes plus accrued interest of $29,589 were thereafter converted into 1,098,973 shares of the Company’s common stock; in addition, $69,300 of the Notes plus accrued interest was repaid. At December 31, 2011, $25,000 of the Notes plus accrued interest remains outstanding, but are not in default.

On November 28, 2011 the Company entered into a $150,000 3-year 8% convertible note with an investor. Under the terms of the Note, the investor has the option to convert their Notes into shares of the Company’s common stock at an exercise price of $0.40/share. In connection with this note, the Company paid debt issue costs of $18,000 and issued 15,000, 3-year warrants exercisable at $0.40 per share, having a fair market value of $4,895, as calculated using the Black Scholes valuation method.  The warrants vested on the date of issuance and expire November 27, 2014. See Note 6 – Stock Warrants.

(B) Notes payable – related parties

On February 27, 2007, PharmCo executed a note for $11,000 with an affiliate of the Chief Executive Officer. The note was non-interest bearing, unsecured and due on demand. The Company repaid the note in 2010.

The Company has an unsecured note with an affiliate of another related party totaling $73,329. This note bears interest at 8%, and is due on demand. At December 31, 2011 and 2010, the Company had accrued interest of $24,732 and $18,866, respectively.

Note 6 Stock Warrants

A summary of warrant activity for the Company for the year ended December 31, 2011 and December 31, 2010 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	-	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2010	-	-
Granted	15,000	0.40
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2011	15,000	$0.40

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(As Restated)

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

Note 7 Commitments and Contingencies

The Company leases approximately 3,300 square feet of pharmacy space under a 10-year lease executed January 11, 2011; monthly gross payments are $11,493. The Company also leases approximately 1,200 square feet of office space under a 2-year lease executed November 15, 2010; monthly gross payments are $1,727.

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

Rent expense was $116,683 and $31,732, respectively, for the years ended December 31, 2011 and 2010, respectively.

Deferred rent payable at December 31, 2011 and December 31, 2010 was $17,535 and $0, respectively. Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

At December 31, 2011, rental commitments for currently occupied space for the fiscal years of 2012 through 2020 are as follows:

Year	Amount
2012	$152,951
2013	163,530
2014	148,735
2015	155,486
2016	163,662
Thereafter	741,551
$1,525,915

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

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(As Restated)

Note 8 Stockholders’ Equity (As Restated)

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

On October 21, 2010 the Company issued 30,000,000 shares of its common stock to the members of PharmCo in connection with the Reverse Merger, and cancelled and retired 1,718,000 shares owned by Pharmco in connection with the Reverse Merger.

Note 9 Income Taxes (As Restated)

Prior to the Reverse Merger in October 2010, the Company’s tax year-end was May 31; subsequent to the Reverse Merger, the Company elected a December 31 tax year-end. Consequently, the Company filed a short year tax return for 2010, which included the net loss of Progressive Training for the seven months ended December 31, 2010 and net income for PharmCo for the period subsequent to the Reverse Merger (October 21, 2010 through December 31, 2010.) Taxes for the period prior to the Reverse Merger (January 1 through October 20, 2010) were passed through to the then members of Pharmco; therefore the Company did not record (and was not subject to) and any federal or state income taxes for this period.

As a result of the change in control brought about by the Reverse Merger, the Company calculated its net operating loss (“NOL”) to be carried forward on subsequent federal tax returns. The Company’s determined that its NOL was $633,600, calculated by multiplying the number of the Company’s common shares outstanding prior to the Reverse Merger (5,280,000) by the closing price of the Company’s common stock on the day prior to the Reverse Merger ($0.12). The Company calculated its yearly useable portion of its NOL was $25,534, which was calculated by multiplying the NOL by the long term tax free interest rate (4.03%).  However, under Section 382 of the Internal Revenue Code (“IRC”) the Company can only use an NOL over a maximum of 20 years; therefore, the Company will only be able to utilize, at maximum,  $510,680 of its total NOL, calculated by multiplying the yearly useable portion of the NOL by the maximum number of year the NOL is useable ($25,534 x 20).

For the years ended December 31, 2011 and 2010, the Company used $25,534 of its NOL in each tax year and had a remaining NOL carry forward of approximately $485,000 and $460,000, respectively, available to offset future federal taxable income expiring through 2030. The Company recorded a deferred tax asset for the NOL of approximately $156,000 and $165,000 in 2011 and 2010, respectively, which is calculated by multiplying the available NOL by the maximum federal tax rate of 34%.

The Company did not record any state NOL as a result of the Reverse Merger, because net operating losses from reverse mergers are not allowed in Florida.

For the year ended December 31, 2011, the Company paid $12,610 for corporate income taxes due; the Company made no tax payments in 2010.

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

The provisions for income tax benefit (expense) for the years ended December 31, 2011 and 2010 are approximately as following:

	2011			2010
	As Originally Reported	Adjustments	As Restated
Current:
Federal	$(16,000)	$(27,000)	$(43,000)	$(4,000)
State	(4,000)	(2,000)	(6,000)	(3,000)
Total Current	(20,000)	(29,000)	(49,000)	(7,000)
Deferred:
Federal	-	(37,000)	(37,000)	162,000
State	-	-	-	-
Total Deferred	-	(37,000)	(37,000)	162,000

Income Tax Benefit (Expense) - net	$(20,000)	$(66,000)	$(86,000)	$155,000

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(As Restated)

The effective tax rate differed from the statutory U.S. federal income tax rate as follows:
	2011		2010
	As Originally Reported	As Restated
U.S. federal statutory rate	22.00%	25.34%	20.74%
State income taxes, net of federal tax benefit	5.5%	5.5%	5.5%
Blended Rate	26.29%	30.84%	26.24%

The Company’s tax expense differs from the “estimated” tax expense for the years ended December 31, 2011 and 2010, and is approximately as follows:

	2011			2010
	As Originally Reported	Adjustments	As Restated
Federal tax benefit (expense)	$(85,000)	$128,000	$43,000	$(355,000)
State tax benefit (expense) - net of federal tax effect	(23,000)	32,000	9,000	(94,000)
Stock based compensation	-	(140,000)	(140,000)	-
Other permanent differences	55,000	(52,000)	3,000	432,000
Net operating loss carryforward - utilized		8,000	8,000	7,000
Net operating loss carryforward	(2,000)	(7,000)	(9,000)	165,000
Change in valuation allowance	(85,000)	85,000	-	-
Income Tax Benefit (Expense)	$(140,000)	$54,000	$(86,000)	$155,000

The components of the Company’s approximate deferred tax assets and liabilities are show net on the Company’s balance sheet for the years ended December 31, 2011 and 2010 are approximately as follows:

	2011			2010
	As Originally Reported	Adjustments	As Restated
Deferred tax assets:
Net operating loss carryforward	$44,000		$156,000	$165,000
Bad debt expense	71,000		8,000	-
Charitable contributions			8,000	-
Sales allowance			12,000	3,000
Total deferred tax assets	115,000		176,000	168,000

Deferred tax liabilities:
Property and equipment	-		(52,000)	(6,000)
Total deferred tax liabilities	-		(52,000)	(6,000)

Current portion
Property and equipment	-		(52,000)	(6,000)
Net operating loss carryforward	-		8,000	9,000
Current portion – net	-		$(44,000)	$3,000

Long term portion
Net operating loss carryforward	-		148,000	156,000
Charitable contributions	-		8,000	-
Sales allowance	-		12,000	3,000
Long term portion	-		$168,000	$159,000

Valuation allowance	(115,000)		$168,000	$159,000

Deferred tax assets (liabilities) - net	-		$124,000	$159,000

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

Based upon its current evaluation, the Company has concluded that the Company’s current disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15 of the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is not effective based on those criteria.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission, which permanently exempt smaller reporting companies.

ITEM 9B. OTHER INFORMATION

None.

PART IV

ITEM  15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)(1)           The following financial statements are included in this Form 10-K/A for the period ended December 31, 2011.

1.	Independent Auditor’s Reports

2.	Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

3.	Consolidated Statements of Operations for the years ended December 31, 2011 and December 31, 2010

4.	Consolidated Statements of changes in Stockholders’ Equity for the years ended December 31, 2011 and December 31, 2010

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010

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

31.1	Section 302 Certification of Principal Executive Officer.*
31.2	Section 302 Certification of Principal Financial Officer.*
32.1	Section 906 Certification of Principal Executive Officer.*
32.2	Section 906 Certification of Principal Financial Officer.*

* Filed herewith

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PROGRESSIVE CARE INC.

By:	/s/ Alan Jay Weisberg
Alan Jay Weisberg
Chief Executive Officer & Chairman
(Principal Executive Officer)
Date: February 15, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 15, 2013	By:	/s/ Alan Jay Weisberg
Alan Jay Weisberg
Chief Executive Officer & Chairman
(Principal Executive Officer)

Date: February 15, 2013	By:	/s/ Alan Jay Weisberg
Alan Jay Weisberg
Chief Financial Officer
(Principal Financial Officer)

Date: February 15, 2013	By:	/s/ Shital Parikh
Shital Parikh
Chief Operating Officer and Director