Form 10-K/A
period 2011-12-31
Progressive Care Inc.
filed 2013-04-01
CIK 1402945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A to amend and restate: (i) Item 9A. “Controls and Procedures” of Part II; and (ii) footnote 9 (Income Taxes) of Item 1 of Part I “Financial Information,” of our Annual Report on Form 10-K for the year ended  December 31, 2011 as originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012 (the “Original Form 10-K”), and as amended February 15, 2013 (the “First Amended 10-K”). We have determined that in our First Amended 10-K, a scrivener error occurred which resulted in the adjustment column of our deferred tax asset table being shown as blank, when in fact adjustments were made.

We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our First Amended 10-K. This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

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

The components of the Company’s approximate deferred tax assets and liabilities are show net on the Company’s balance sheet for the years ended December 31, 2011 and 2010 are approximately as follows:

	2011			2010
	As Originally Reported	Adjustments	As Restated

Deferred tax assets:
Net operating loss carryforward	$44,000	112,000	$156,000	$165,000
Bad debt expense	71,000	(71,000)	-	-
Charitable contributions	-	8,000	8,000	-
Sales allowance	-	12,000	12,000	3,000
Total deferred tax assets	115,000	61,000	176,000	168,000

Deferred tax liabilities:
Property and equipment	-	(52,000)	(52,000)	(6,000)
Total deferred tax liabilities	-	52,000	(52,000)	(6,000)

Current portion
Property and equipment	-	(52,000)	(52,000)	(6,000)
Net operating loss carryforward	-	8,000	8,000	9,000
Current portion – net	-	(44,000)	$(44,000)	$3,000

Long term portion
Net operating loss carryforward	-	148,000	148,000	156,000
Charitable contributions	-	8,000	8,000	-
Sales allowance	-	12,000	12,000	3,000
Long term portion	-	168,000	$168,000	$159,000

Valuation allowance	(115,000)	115,000	$-	$159,000

Deferred tax assets (liabilities) - net	-	124,000	$124,000	$159,000

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. On May 28, 2012, the Company’s CEO and CFO and its Board of Directors concluded that its financial statements and notes thereto for the years ended December 31, 2011 and 2010 and the interim periods thereof, were required to be restated to revise the initial treatment of the Reverse Merger from that of an acquisition to that of a reverse recapitalization.  In light of the need to restate the financial statements the Company’s CEO and CFO have concluded that the disclosure controls and procedures were deficient and the deficiency constituted a material weakness. The Company’s CEO and CFO have since concluded that all material weaknesses and significant deficiencies will have been remediated upon the filing of all necessary restatements with the SEC.   Upon the filing of all necessary restatements, based upon its current evaluation, the Company’s CEO and CFO have concluded that the Company’s current disclosure controls and procedures will be effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15 of the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting were not effective based on those criteria in light of the need to restate the financial statements in order to revise the initial treatment of the Reverse Merger from that of an acquisition to that of a reverse recapitalization.  Upon the filing of all necessary restatements, based upon its current evaluation, the Company’s CEO and CFO have concluded that the Company’s internal control over financial reporting will be effective.

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
Date: April 1, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2013	By:	/s/ Alan Jay Weisberg
Alan Jay Weisberg
Chief Executive Officer & Chairman
(Principal Executive Officer)

Date: April 1, 2013	By:	/s/ Alan Jay Weisberg
Alan Jay Weisberg
Chief Financial Officer
(Principal Financial Officer)

Date: April 1, 2013	By:	/s/ Shital Parikh
Shital Parikh
Chief Operating Officer and Director