Form 10-Q/A
period 2012-03-31
Progressive Care Inc.
filed 2013-04-01
CIK 1402945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
(Amendment No, 1)

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

As of May 10, 2012, the Registrant had 36,574,712 shares of common stock outstanding.

.
PROGRESSIVE CARE INC.

FORM 10-Q/A

  EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2012 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” and (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures.” We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended March 31, 2012 incorrectly accounted for the reverse merger on October 21, 2010 between Progressive Care Inc (the legal acquirer) and Pharmco, LLC (the accounting acquirer), which is being treated herein as a reverse recapitalization. See Note 1 to the financial statements.

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progressive Care, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(As Restated)
	(Unaudited)

Assets

Current Assets
Cash	$19,118	$88,874
Accounts receivable - net	1,169,390	1,006,835
Inventory	242,309	248,678
Prepaids	25,267	21,741
Total Current Assets	1,456,084	1,366,128

Property and equipment - net	298,092	276,795

Other Assets
Intangibles - net	5,650	-
Deposits	43,746	44,741
Debt issue costs - net	20,302	22,259
Deferred tax assets - net	154,736	167,613
Total Other Assets	224,434	234,613

Total Assets	$1,978,610	$1,877,536

Liabilities and Stockholders' Equity

Current Liabilities
Cash overdraft	$20,754	$71,380
Accounts payable and accrued liabilities	510,298	248,785
Deferred rent payable	24,961	17,535
Income taxes payable	12,616	43,344
Notes payable	130,509	87,767
Notes payable - related parties	88,329	73,329
Accrued interest payable - related party	26,195	24,732
Deferred tax liabilities - net	26,488	43,599
Total Current Liabilities	840,150	610,471

Convertible note payable	150,000	150,000

Total Liabilities	990,150	760,471

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares authorized
36,373,634 and 36,348,830 issued and outstanding, respectively	3,638	3,635
Additional paid in capital	(256,384)	(267,831)
Retained Earnings	1,241,206	1,381,261
Total Stockholders' Equity	988,460	1,117,065

Total Liabilities and Stockholders' Equity	$1,978,610	$1,877,536

See accompanying notes to financial statements

Progressive Care, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(As Restated)	(As Restated)

Sales - net	$2,427,528	$1,872,619

Cost of sales	1,845,462	951,201

Gross profit	582,066	921,418

Selling, general and administrative expenses	749,587	894,790

Income (loss) from operations	(167,521)	26,628

Other income (expense)
Gain on forgivensss of accrued interest - former related party	-	12,585
Interest expense	(7,496)	(11,033)
Total other income (expense) - net	(7,496)	1,552

Income (loss) before provision for income taxes	(175,017)	28,180

Provision for income tax
Current income tax benefit (expense)	30,728	(31,114)
Deferred income tax benefit (expense)	4,234	(12,498)
Total income tax benefit (expense)	34,962	(43,612)

Net loss	$(140,055)	$(15,432)

Basic and diluted net loss per common share	(0.00)	(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	36,358,665	34,022,056

See accompanying notes to financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
Period Ended March 31, 2012

	Common Stock		Additional		Total
	$0.0001 Par Value		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2010	33,562,000	$3,356	$(1,320,279)	$1,635,538	$318,615

Issuance of common stock for services rendered	302,261	30	83,213	-	83,243

Issuance of common stock for services rendered - related parties	1,385,596	139	524,861	-	525,000

Issuance of common stock in connection with the conversions of debt and accrued interest	1,098,973	110	439,479	-	439,589

Issuance of warrants as debt issue cost - related party	-	-	4,895	-	4,895

Net loss for the year ended December 31, 2011	-	-	-	(254,277)	(254,277)

Balance, December 31, 2011	36,348,830	3,635	(267,831)	1,381,261	1,117,065

Issuance of common stock for services rendered	15,000	2	6,448	-	6,450

Issuance of common stock for services rendered - related party	9,804	1	4,999	-	5,000

Net loss for the three months ended March 31, 2012	-	-	-	(140,055)	(140,055)

Balance, March 31, 2012 (unaudited, as restated)	36,373,634	$3,638	$(256,384)	$1,241,206	$988,460

See accompanying notes to financial statements

Progressive Care, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(As Restated)	(As Restated)
Cash Flows From Operating Activities:

Net loss	$(140,055)	$(15,432)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	43,522	9,562
Bad debt	38,310	-
Recognition of stock-based compensation	6,450	175,545
Recognition of stock-based compensation - related parties	5,000	-
Forgiveness of accrued interest - former related party	-	(12,585)
Amortization of debt issue cost	1,957	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable - net	(200,864)	(107,567)
Inventory	6,369	39,425
Prepaids	(3,526)	(4,985)
Deposits	995	(35,704)
Deferred tax asset - net	(4,234)	12,498
Increase (decrease) in:
Accounts payable and accrued liabilities	312,802	108,978
Deferred rent	7,426	-
Income tax payable	(30,728)	31,114
Accrued interest payable - related party	1,463	(1,446)
Net Cash Provided by Operating Activities	44,887	199,403

Cash Flows From Investing Activities:
Purchase of property and equipment	(70,469)	(63,043)
Net Cash Used in Investing Activities	(70,469)	(63,043)

Cash Flows From Financing Activities:
Cash overdraft	(50,626)	-
Proceeds from borrowings	40,000	-
Repayment of debt	(33,548)	(44,980)
Net Cash Used in Financing Activities	(44,174)	(44,980)

Net increase (decrease) in cash	(69,756)	91,380

Cash at beginning of year	88,874	204,336

Cash at end of period	$19,118	$295,716

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,085	$2,587
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash financing activities:
Conversion of accounts payable to note	$51,290	$-

See accompanying notes to financial statements

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012
(Unaudited)
 (As Restated)

Note 1 Nature of Operations, Recapitalization and Restatement (As Restated)

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

Restatement

The Company has restated its audited financial statements for the year ended December 31, 2010 (filed as amendment #2 on January 28, 2013) and its audited financial statements for the year ended December 31, 2011 (filed as amendment #1 on February 15, 2013). The Company is restating herein its unaudited quarterly financial statements for the quarters ended March 31, 2012 and 2011, originally filed in a Quarterly Report on Form 10-Q with the SEC on May 21, 2012. The Company is also concurrently restating its unaudited financial statements for the quarters ended June 30, 2012 and 2011, originally filed in a Quarterly Report on Form 10-Q with the SEC on August 20, 2012 and, its unaudited financial statements for the quarters ended September 30, 2012 and 2011, originally filed in a Quarterly Report on Form 10-Q with the SEC on November 21, 2012.

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

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012
(Unaudited)
 (As Restated)

The following tables present the impact of the restatements on the Company’s March 31, 2012 consolidated balance sheet and the Company’s three months ended March 31, 2012 and 2011 consolidated statements of operations and statements of cash flows:

	March 31, 2012
	As Originally Reported	Adjustments		As Restated
Assets

Current Assets
Cash	$19,118	$-		$19,118
Accounts receivable - net	1,169,390	-		1,169,390
Inventory	242,309	-		242,309
Prepaids	25,267	-		25,267
Total Current Assets	1,456,084	-		1,456,084

Property and equipment - net	298,092	-		298,092

Other Assets
Intangibles - net	1,519,679	(1,514,029)	B	5,650
Goodwill	1,348,402	(1,348,402)	C	-
Deposits	43,746	-		43,746
Debt issue costs - net	20,302	-		20,302
Deferred tax assets - net	-	154,736	A	154,736
Total Other Assets	2,932,129	(2,707,695)		224,434

Total Assets	$4,686,305	$(2,707,695)		$1,978,610

Liabilities and Stockholders' Equity

Current Liabilities
Cash overdraft	$20,754	$-		$20,754
Accounts payable and accrued liabilities	510,298	-		510,298
Deferred rent payable	24,961	-		24,961
Income taxes payable	42,656	(30,040)	A	12,616
Notes payable	130,509	-		130,509
Notes payable - related parties	88,329	-		88,329
Accrued interest payable - related party	26,195	-		26,195
Deferred tax liabilities - net	-	26,488	A	26,488
Total Current Liabilities	843,702	(3,552)		840,150

Convertible note payable	150,000	-		150,000

Total Liabilities	993,702	(3,552)		990,150

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares authorized;
36,373,634 and 36,348,830 issued and outstanding, respectively	3,810	(172)	D	3,638
Additional paid in capital	6,290,018	(6,546,402)	E	(256,384)
Retained earnings (deficit)	(2,601,225)	3,842,431	E	1,241,206
Total Stockholders' Equity	3,692,603	(2,704,143)		988,460

Total Liabilities and Stockholders' Equity	$4,686,305	$(2,707,695)		$1,978,610

Adjustments
A - Recalculation of taxes including new net operating loss as a result of Reverse Merger; see Note 9
B - Removal of intangible assets in connection with Reverse Merger; see Note 1
C - Removal of goodwill in connection with Reverse Merger; see Note 1
D - Cancellation and retirement of 1,718,000 shares of Progressive owned by Pharmco prior to the Reverse Merger;
E - Change in additional paid in capital and retained earnings a result of change in acquirer/acquiree in connection with Reverse Merger; see Note 1

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012
(Unaudited)
 (As Restated)

	March 31, 2012				March 31, 2011
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated

Sales - net	$2,427,528	$-		$2,427,528	$1,872,619	$-		$1,872,619

Cost of sales	1,845,462	-		1,845,462	951,201	-		951,201

Gross profit	582,066	-		582,066	921,418	-		921,418

Selling, general and administrative expenses	810,221	(60,634)	A	749,587	954,758	(59,968)	A	894,790

Income (loss) from operations	(228,155)	60,634		(167,521)	(33,340)	59,968		26,628

Other income (expense)
Gain on debt settlement - former related party	-	-		-	12,585	-		12,585
Interest expense	(7,496)	-		(7,496)	(11,033)	-		(11,033)
Total other income (expense) - net	(7,496)	-		(7,496)	1,552	-		1,552

Income (loss) before provision for income taxes	(235,651)	60,634		(175,017)	(31,788)	59,968		28,180

Provision for income taxes
Current income tax benefit (expense)	-	30,728	B	30,728	(49,067)	17,953	B	(31,114)
Deferred income tax benefit (expense)	-	4,234	B	4,234	26,100	(38,598)	B	(12,498)
Total income tax benefit (expense) - net	-	34,962		34,962	(22,967)	(20,645)		(43,612)

Net loss	$(235,651)	$95,596		$(140,055)	$(54,755)	$39,323		$(15,432)

Basic and diluted loss per share	(0.01)			(0.00)	(0.00)			(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	36,358,665	-		36,358,665	35,740,056	(1,718,000)	C	34,022,056

2012 Adjustments
A - Removal of amortization expense
B - Recalculation of taxes including new net operating loss as a result of Reverse Merger; see Note 9

2011 Adjustments
A - Removal of amortization expense
B - Recalculation of taxes including new net operating loss as a result of Reverse Merger; see Note 9
C - Cancellation and retirement of 1,718,000 shares of the Company's common stock owned by Pharmco prior to the Reverse Merger

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012
(Unaudited)
 (As Restated)

	March 31, 2012				March 31, 2011
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated

Cash Flows From Operating Activities:

Net loss	$(235,651)	$95,596		$(140,055)	$(54,755)	$39,323		$(15,432)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	43,522	-		43,522	9,562	-		9,562
Bad debt	38,310	-		38,310	-	-		-
Recognition of stock-based compensation	6,450	-		6,450	175,545	-		175,545
Recognition of stock-based compensation - related parties	5,000	-		5,000	-	-		-
Forgiveness of accrued interest - former related party	-	-		-	-	(12,585)	C	(12,585)
Amortization of intangibles	60,634	(60,634)	A	-	59,969	(59,969)	A	-
Amortization of debt issue cost	1,957	-		1,957	-	-		-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable - net	(200,864)	-		(200,864)	(107,567)	-		(107,567)
Inventory	6,369	-		6,369	39,425	-		39,425
Prepaids	(3,526)	-		(3,526)	(4,985)	-		(4,985)
Deposits	995	-		995	(35,704)	-		(35,704)
Deferred tax assets - net	-	(4,234)	B	(4,234)	(26,100)	38,598	B	12,498
Increase (decrease) in:
Accounts payable and accrued liabilities	312,802	-		312,802	96,392	12,586	C	108,978
Deferred rent	7,426			7,426	-	-		-
Income tax payable	-	(30,728)	B	(30,728)	49,067	(17,953)	B	31,114
Accrued interest payable - related party	1,463	-		1,463	(1,446)	-		(1,446)
Net Cash Provided by Operating Activities	44,887	-		44,887	199,403	-		199,403

Cash Flows From Investing Activities:
Purchase of property and equipment	(70,469)	-		(70,469)	(63,043)	-		(63,043)
Net Cash Used in Investing Activities	(70,469)	-		(70,469)	(63,043)	-		(63,043)

Cash Flows From Financing Activities:
Cash overdraft	(50,626)	-		(50,626)	-	-		-
Proceeds from issuance of note payable	40,000	-		40,000	-	-		-
Repayment of note payable	(33,548)	-		(33,548)	(44,980)	-		(44,980)
Net Cash Used in Financing Activities	(44,174)	-		(44,174)	(44,980)	-		(44,980)

Net increase (decrease) in cash	(69,756)	-		(69,756)	91,380	-		91,380

Cash at beginning of period	88,874	-		88,874	204,336	-		204,336

Cash at End of Period	$19,118	$-		$19,118	$295,716	$-		$295,716

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$1,085	$-		$1,085	$2,587	$-		$2,587
Cash paid for taxes	$-	$-		$-	$-	$-		$-

Supplemental disclosures of non-cash financing activities:
Conversion of accounts payable to note	$51,290	$-		$51,290	$-	$-		$-

2012 Adjustments
A - Removal of amortization expense related to intangible assets
B - Recalculation of taxes including new net operating loss as a result of Reverse Merger; see Note 9

2011 Adjustments
A - Removal of amortization expense related to intangible assets
B - Recalculation of taxes including new net operating loss as a result of Reverse Merger; see Note 9
C - Reclassification from accounts payable and accrued liabilities for presentation purposes

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012
(Unaudited)
 (As Restated)

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the years ended December 31, 2011 and 2010 (as restated February 15, 2013), which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the years ended December 31, 2011 and 2010. The interim results for the periods ended March 31, 2012 and 2011 are not necessarily indicative of results for the full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period presentation including the restatement previously mentioned. These reclassifications had no effect on the financial position, results of operations or cash flows for the periods presented.

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
 (As Restated)

Cash

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits; however, at March 31, 2012 and December 31, 2011, respectively, the balances did not exceed the federally insured limit.

Liquidity and Management’s Plans (As Restated)

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $140,055 and net cash provided by operations of $44,887. Cash on hand on May 1, 2012 was approximately $500,000, $402,500 of which was from financing activities. Management believes that its cash balance, current level of working capital, anticipated cash that will be received from expected future sales and additional funds through the issuance of equity securities will be sufficient to sustain operations for the next twelve months.

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
 (As Restated)

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
 (As Restated)

Fair Value of Financial Instruments

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
 (As Restated)

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
 (As Restated)

The Company had no common stock equivalents at March 31, 2011.

Since the Company reflected a net loss for both the three months ended March 31, 2012 and 2011, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive; therefore, a separate computation of diluted earnings (loss) per share is not presented.

Recently Adopted Accounting Pronouncements

On January 1, 2012, we adopted FASB ASU 2011-04, an amendment to ASC 820, Fair Value Measurements. ASU 2011-04 clarifies or changes the application of existing fair value measurements, including: that the highest and best use valuation premise in a fair value measurement is relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement. Adopting this amendment had no effect on the financial statements.

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

There are no other new accounting pronouncements that have any impact on the Company’s financial statements.

Note 3 Accounts Receivable

Accounts receivable consisted of the following at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Gross accounts receivable	$1,224,592	$1,057,696
Allowance	(55,202)	(50,861)
Accounts receivable – net	$1,169,390	$1,006,835

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

Note 4 Property and Equipment

Property and equipment consisted of the following:

	March 31, 2012	December 31, 2011	Estimated Useful Life
	(As Restated)
DME rental equipment	255,724	223,685	Life of the lease
Leasehold improvements and fixtures	$171,788	$139,008	5 years
Vehicles	90,046	90,046	3 years
Computer equipment and software	56,407	56,407	3-5 years
Furniture and equipment	28,486	28,486	13 months
Total	602,451	537,632
Less: accumulated depreciation	(304,359)	(260,837)
Property and equipment – net	$298,092	$276,795

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012
(Unaudited)
 (As Restated)

As part of the restated financials, the Company recorded the assets of Pharmco at cost and recorded depreciation from the purchase date. Originally, the Company had recorded these assets at their fair value on October 21, 2010, the date of the merger.

Depreciation expense for non DME assets the three months ended March 31, 2012 and 2011 was $11,857 and $5,376, respectively. Depreciation of DME for the three months ended March 31, 2012 and 2011 was $31,665 and $4,186 respectively, and was recorded to cost of sales in 2012.

Note 5 Notes Payable

(A) Notes payable

The Company has an unsecured non-interest bearing note, due on demand, with its former CEO of $62,767, which formerly bore interest of 8%. In February 2011, the holder forgave all past interest in the amount of $12,585, which was recorded as a gain on forgiveness of accrued interest.

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
 (As Restated)

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

Note 7 Commitments and Contingencies

Operating Leases

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

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012
(Unaudited)
 (As Restated)

Rental commitments for currently occupied space for the fiscal years of 2012 through 2020 are as follows:

Year	Amount
2012 (9 months remaining)	$162,000
2013	227,000
2014	216,000
2015	222,000
2016	230,000
Thereafter	763,000
$1,820,000

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

Note 9 Taxes (As Restated)

At March 31, 2012 the Company had accrued income taxes payable of $12,616 as follows:

A summary of the Company’s tax liability (receivable) from December 31, 2011 through September 30, 2012 is as follows:

Balance, December 31, 2011	$43,344
Net operating loss carry back - federal	(30,728)
Balance, March 31, 2012	$12,616

The Company’s provision for income taxes consists of the following:

	March 31, 2012	March 31, 2011
Current Income Tax Benefit (Expense):	$30,728	$(31,114)
Deferred Income Tax Benefit (Expense):	4,234	(12,498)
Total income tax benefit (expense)	$34,962	$(43,612)

Deferred tax assets and liabilities for the estimated tax impact of temporary differences between the tax and book basis of assets and liabilities are recognized based on the enacted statutory tax rates for the year in which the Company expects the differences to reverse. A valuation allowance is established against a deferred tax asset when it is more likely than not that the asset or any portion thereof will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has also considered its historical taxable income and factors that have led to its current year projected taxable loss. Based on historical differences between book and tax income (which in past years resulted in taxable income) despite corresponding book losses, the Company believes that it will have taxable income in 2013 and for the forseeable future that will enable it to utilize its carry forward NOL; as such the Company has not reduced its deferred tax asset.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 2012
(Unaudited)
 (As Restated)

The approximate components of the Company’s net deferred tax assets are as follows:

	March 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforward	$154,000	$156,000
Sales allowance	14,000	12,000
Charitable contributions	8,000	8,000
Total deferred tax assets	176,000	176,000

Deferred tax liabilities:
Property and equipment	(50,000)	(52,000)
Deferred rent	3,000	-
Total deferred tax liabilities	(47,000)	(52,000)

Less: valuation allowance	-	-

Deferred tax assets (liabilities) - net	$129,000	$124,000

Current Portion
Property and equipment	$(35,000)	$(52,000)
Net operating loss carryforward	9,000	8,000
Current portion – net	(26,000)	(44,000)

Long term portion
Property and equipment	(15,000)	-
Net operating loss carryforward	145,000	48,000
Charitable contributions	8,000	8,000
Sales allowance	14,000	12,000
Deferred rent	3,000	-
Long term portion – net	$155,000	$168,000

Note 10 Subsequent Events

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

RESULTS OF OPERATIONS (AS RESTATED)

Three Months Ended March 31, 2012 and 2011

The following table summarizes our results of operations for the three months ended March 31, 2012 and 2011.

Three Months Ended
	March 31, 2012			March 31, 2011
	Dollars	% of Revenue	% change	Dollars	% of Revenue
Total revenues - net	$2,428,000	100%	30%	$1,873,000	100%
Total cost of sales	1,845,000	76%	94%	951,000	51%
Total gross margin	583,000	24%	-37%	922,000	49%
Operating expenses	750,000	31%	-16%	895,000	48%
Other income (expense)	(8,000)	0%	-450%	2,000	0%
Operating loss	(175,000)			29,000
Income taxbenefit (expense)	35,000			(44,000)
Net loss	(140,000)			(15,000)

Revenue

Three Months Ended
	31-Mar-12		31-Mar-11
Pharmacy Business Pctg	$2,072,000	85%	$1,703,000	91%
DME Business Pctg	$356,000	15%	$170,000	9%
Total Sales	$2,428,000		$1,873,000

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

Operating Expenses

Our SG&A expenses as a percentage of revenue were favorably impacted by a decrease of 16% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.   The decrease in SG&A as a percentage of revenue was directly attributable to our restructuring of management’s compensation resulting in a marked decrease in both cash and stock based payment.

Net Loss

Our net loss from operations before income taxes increased from income of approximately $28,000 to a loss of approximately $175,000 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Our overall net loss was mainly attributable to a lower gross margin as a percentage of sales offset slightly by lower operating expenses, mainly management’s compensation.

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

Liquidity and Capital Resources

Cash on hand was approximately $19,000 at March 31, 2012 as compared to approximately $89,000 at December 31, 2011.

Net cash provided by operating activities for the three months ended March 31, 2012 was approximately $45,000 compared to net cash provided by operating activities of approximately $199,000 for the three months ended March 31, 2011. When compared to the prior year end, cash from operating activities mainly decreased as a result of additional losses and an increase in accounts payable, offset by a decrease in stock based compensation and an increase in accounts receivables.

Net cash used for investing activities was approximately $70,000 for the three months ended March 31, 2012 as compared to net cash used in investing activities of approximately $63,000 for the year ended March 31, 2011.  The net cash used in investing activities was for equipment purchases for the expansion of our DME sales.

Net cash used by financing activities was approximately $44,000 for the three months ended March 31, 2012 as compared to net cash used in financing activities of approximately $45,000 for the three months ended March 31, 2011. The net cash used by financing activities included the reduction of a cash overdraft, repayment of notes payable offset by proceeds of a short term loan.

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
President and Chief Executive Officer
(Principal Executive Officer)
Date: April 1, 2013