Form 10-Q/A
period 2012-06-30
Progressive Care Inc.
filed 2013-04-01
CIK 1402945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

PROGRESSIVE CARE INC.

FORM 10-Q/A

  EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2012 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 4 of Part I, “Controls and Procedures.” We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended June 30, 2012 incorrectly accounted for the reverse merger on October 21, 2010 between Progressive Care Inc (the legal acquirer) and Pharmco, LLC (the accounting acquirer), which is being treated herein as a reverse recapitalization. See Note 1 to the financial statements.

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progressive Care Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(As Restated)
	(Unaudited)

Assets

Current Assets
Cash	$107,976	$88,874
Accounts receivable - net	1,285,757	1,006,835
Inventory	299,754	248,678
Prepaids	13,395	21,741
Total Current Assets	1,706,882	1,366,128

Property and equipment - net	283,808	276,795

Other Assets
Deposits	43,746	44,741
Debt issue costs - net	145,413	22,259
Deferred tax assets - net	169,356	167,613
Total Other Assets	358,515	234,613

Total Assets	$2,349,205	$1,877,536

Liabilities and Stockholders' Equity

Current Liabilities
Cash overdraft	$-	$71,380
Accounts payable and accrued liabilities	337,823	248,785
Deferred rent payable	32,387	17,535
Income taxes payable	24,567	43,344
Debt - net	398,024	87,767
Debt - related party	-	73,329
Accrued interest payable - related party	-	24,732
Derivative liability	228,208	-
Deferred tax liabilities - net	21,149	43,599
Total Current Liabilities	1,042,158	610,471

Long Term Debt	150,000	150,000

Total Liabilities	1,192,158	760,471

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares authorized
36,596,617 and 36,348,830 issued and outstanding, respectively	3,659	3,635
Additional paid in capital	(42,365)	(267,831)
Retained Earnings	1,195,753	1,381,261
Total Stockholders' Equity	1,157,047	1,117,065

Total Liabilities and Stockholders' Equity	$2,349,205	$1,877,536

See accompanying notes to unaudited consolidated financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Sales - net	$2,542,478	$1,897,289	$4,970,006	$3,769,909

Cost of sales	1,744,855	880,752	3,587,871	1,831,953

Gross profit	797,623	1,016,537	1,382,135	1,937,956

Selling, general and administrative expenses	857,431	1,079,100	1,609,462	1,973,889

Loss from operations	(59,808)	(62,563)	(227,327)	(35,933)

Other income (expense)
Change in fair value of derivative liability	15,945	-	15,945	-
Gain on AP and debt forgiveness	69,298	-	69,298	-
Gain on forgivensss of accrued interest - former related party	-	-	-	12,585
Interest expense	(78,898)	(1,538)	(86,394)	(12,571)
Total other income (expense) - net	6,345	(1,538)	(1,151)	14

Loss before provision for income taxes	(53,463)	(64,101)	(228,478)	(35,919)

Provision for income tax
Current income tax benefit (expense)	(11,951)	(9,429)	18,777	(40,543)
Deferred income tax benefit (expense)	19,959	(7,903)	24,193	(20,401)
Total income tax benefit (expense)	8,008	(17,332)	42,970	(60,944)

Net loss	$(45,455)	$(81,433)	$(185,508)	$(96,863)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	36,514,906	35,491,546	36,436,786	34,760,861

See accompanying notes to unaudited consolidated financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2011 and 2010 and the Period Ended June 30, 2012.
(Unaudited & Restated)

	Common Stock		Additional		Total
	$0.0001 Par Value		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, December 31, 2010	33,562,000	$3,356	$(1,320,279)	$1,635,538	$318,615

Issuance of common stock for services rendered	302,261	30	83,213	-	83,243

Issuance of common stock for services rendered - related parties	1,385,596	139	524,861	-	525,000

Issuance of common stock in connection with the conversions of debt and acrrued interest	1,098,973	110	439,479	-	439,589

Issuance of warrants as debt issue cost - related party	-	-	4,895	-	4,895

Net loss for the year ended December 31, 2011	-	-	-	(254,277)	(254,277)

Balance, December 31, 2011	36,348,830	3,635	(267,831)	1,381,261	1,117,065

Issuance of common stock for debt issue costs	196,078	19	99,981	-	100,000

Issuance of common stock for services rendered	30,000	3	14,497	-	14,500

Issuance of common stock for services rendered - related party	21,709	2	9,998	-	10,000

Gain on debt forgiveness - related party	-	-	100,990	-	100,990

Net loss for the six months ended June 30, 2012	-	-	-	(185,508)	(185,508)

Balance, June 30, 2012 (unaudited, as restated)	36,596,617	$3,659	$(42,365)	$1,195,753	$1,157,047

See accompanying notes to unaudited consolidated financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(As Restated)	(As Restated)

Cash Flows From Operating Activities:

Net loss	$(185,508)	$(96,863)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	128,574	40,556
Bad debt	38,311	-
Recognition of stock-based compensation	14,500	335,845
Recognition of stock-based compensation - related parties	10,000	-
Forgiveness of accrued interest - former related party	-	(12,585)
Amortization of debt issue costs and debt discount	67,485	-
Change in fair value of derivative liability	(15,945)	-
Gain on AP and debt forgiveness	(69,298)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable - net	(317,233)	(228,455)
Inventory	(51,076)	67,568
Prepaids	8,346	(4,985)
Deposits	995	(35,704)
Deferred taxes	(24,193)	20,401
Increase (decrease) in:
Accounts payable and accrued liabilities	217,745	112,658
Deferred rent	14,852	8,733
Income tax payable	(18,777)	40,543
Accrued interest payable - related party	2,929	(2,897)
Net Cash Provided by (Used in) Operating Activities	(178,293)	244,815

Cash Flows From Investing Activities:
Purchase of property and equipment	(135,587)	(128,766)
Net Cash Used in Investing Activities	(135,587)	(128,766)

Cash Flows From Financing Activities:
Cash overdraft	(71,380)	-
Proceeds from issuance of debt	540,000	-
Repayment of debt	(83,138)	(71,780)
Debt issue costs	(52,500)	-
Net Cash Provided by (Used in) Financing Activities	332,982	(71,780)

Net increase in cash	19,102	44,269

Cash at beginning of year	88,874	204,336

Cash at end of period	$107,976	$248,605

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,062	$2,480
Cash paid for taxes	$3,000	$-

Supplemental disclosures of non-cash financing activities:
Conversion of accounts payable to notes	$122,176	$-
Debt discount recorded on convertible debt accounted for as a derivative liability	$244,153	$-
Issuance of common stock for debt issue costs	$100,000	$-
Gain on debt forgiveness - related party	$100,990	$-
Conversion of notes payable into common shares	$-	$410,000
Conversion of accrued interest into common shares	$-	$29,589

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

Restatement

The Company has restated its audited financial statements for the year ended December 31, 2010 (filed as amendment #2 on January 28, 2013) and its audited financial statements for the year ended December 31, 2011 (filed as amendment #1 on February 15, 2013). The Company is restating herein its unaudited quarterly financial statements for the quarters ended June 30, 2012 and 2011, originally filed in a Quarterly Report on Form 10-Q with the SEC on August 20, 2012. The Company is also concurrently restating its unaudited financial statement for the quarters ended March 31, 2012 and 2011, originally filed in a Quarterly Report on Form 10-Q with the SEC on May 21, 2012 and, its unaudited financial statement for the quarters ended September 30, 2012 and 2011, originally filed in a Quarterly Report on Form 10-Q with the SEC on November 21, 2012.

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

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(Unaudited)
(As Restated)

The following tables present the impact of the restatements on the Company’s June 30, 2012 consolidated balance sheet and the Company’s three and six months ended June 30, 2012 and 2011 consolidated statements of operations and statements of cash flows:

	June 30, 2012
	As Originally Reported	Adjustments		As Restated
Assets

Current Assets
Cash	$107,976	$-		$107,976
Accounts receivable - net	1,285,757	-		1,285,757
Inventory	299,754	-		299,754
Prepaids	13,395	-		13,395
Total Current Assets	1,706,882	-		1,706,882

Property and equipment - net	283,808	-		283,808

Other Assets
Deposits	43,746	-		43,746
Debt issue costs - net	145,413			145,413
Deferred tax assets - net	-	169,356	A	169,356
Total Other Assets	189,159	169,356		358,515

Total Assets	$2,179,849	$169,356		$2,349,205

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$337,823	$-		$337,823
Deferred rent payable	32,387	-		32,387
Income taxes payable	42,656	(18,089)	A	24,567
Debt - net	398,024	-		398,024
Derivative liability	228,208	-		228,208
Deferred tax liabilities - net	-	21,149	A	21,149
Total Current Liabilities	1,039,098	3,060		1,042,158

Long Term Debt	150,000	-		150,000

Total Liabilities	1,189,098	3,060		1,192,158

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares authorized;
35,280,000 and 5,280,000 issued and outstanding, respectively	3,831	(172)	C	3,659
Additional paid in capital	136,885	(179,250)	B	(42,365)
Retained earnings	850,035	345,718	B	1,195,753
Total Stockholders' Equity	990,751	166,296		1,157,047

Total Liabilities and Stockholders' Equity	$2,179,849	$169,356		$2,349,205

Adjustments
A - Recalculation of taxes including new net operating loss as a result of Reverse Merger; see Note 10
B- Change in additional paid in capital and retained earnings a result of change in acquirer/acquiree in connection with Reverse Merger; see Note 1
C - Cancellation and retirement of 1,718,000 shares of Progressive owned by Pharmco prior to the Reverse Merger

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(Unaudited)
(As Restated)

	Three Months Ended								Six Months Ended
	June 30, 2012				June 30, 2011				June 30, 2012				June 30, 2011
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated

Sales - net	$2,542,478	$-		$2,542,478	$1,897,289	$-		$1,897,289	$4,970,006	$-		$4,970,006	$3,769,909	$-		$3,769,909

Cost of sales	1,744,855	-		1,744,855	880,752	-		880,752	3,587,871	-		3,587,871	1,831,953	-		1,831,953

Gross profit	797,623	-		797,623	1,016,537	-		1,016,537	1,382,135	-		1,382,135	1,937,956	-		1,937,956

Selling, general and administrative expenses	857,431	-		857,431	1,139,734	(60,634)		1,079,100	1,609,462	-		1,609,462	2,094,492	(120,603)	B	1,973,889

Loss from operations	(59,808)	-		(59,808)	(123,197)	60,634		(62,563)	(227,327)	-		(227,327)	(156,536)	120,603		(35,933)

Other income (expense)
Change in fair value of derivative liability	15,945	-		15,945	-	-		-	15,945	-		15,945	-	-		-
Gain on AP and debt forgiveness	69,298	-		69,298	-	-		-	69,298	-		69,298	-	-		-
Gain on forgivensss of accrued interest - former related party	-	-		-	-	-		-	-	-		-	12,585	-		12,585
Interest expense	(78,898)	-		(78,898)	(1,538)	-		(1,538)	(86,394)	-		(86,394)	(12,571)	-		(12,571)
Total other income (expense) - net	6,345	-		6,345	(1,538)	-		(1,538)	(1,151)	-		(1,151)	14	-		14

Loss before provision for income taxes	(53,463)	-		(53,463)	(124,735)	60,634		(64,101)	(228,478)	-		(228,478)	(156,522)	120,603		(35,919)

Provision for income tax
Current income tax benefit (expense)	-	(11,951)	A	(11,951)	49,067	(58,496)	A	(9,429)	-	18,777	A	18,777	-	(40,543)	A	(40,543)
Deferred income tax benefit (expense)	-	19,959	A	19,959	(26,100)	18,197	A	(7,903)	-	24,193	A	24,193	-	(20,401)	A	(20,401)
Total income tax benefit (expense)	-	8,008		8,008	22,967	(40,299)		(17,332)	-	42,970		42,970	-	(60,944)		(60,944)

Net loss	$(53,463)	$8,008		$(45,455)	$(101,768)	$20,335		$(81,433)	$(228,478)	$42,970		$(185,508)	$(156,522)	$59,659		$(96,863)

Basic and diluted loss per share	(0.00)			(0.00)	(0.00)			(0.00)	(0.01)			(0.01)	(0.00)			(0.00)

Weighted average number of common shares outstanding during the period -
basic and diluted	36,514,609			36,514,906	37,209,546			35,491,546	36,436,786			36,436,786	36,478,861			34,760,861

Adjustments
A - Recalculation of taxes including new net operating loss as a result of Reverse Merger; see Note 10
B - Removal of amortization expense of intangible assets in connection with Reverse Merger; see Note 1.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(Unaudited)
(As Restated)

	June 30, 2012				June 30, 2011
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
Cash Flows From Operating Activities:

Net loss	$(228,478)	42,970		$(185,508)	$(156,522)	59,659		$(96,863)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	128,574	-		128,574	40,556	-		40,556
Bad debt	38,311	-		38,311	-	-		-
Recognition of stock-based compensation	14,500	-		14,500	335,845	-		335,845
Recognition of stock-based compensation - related parties	10,000	-		10,000	-	-		-
Forgiveness of accrued interest - former related party	-	-		-	-	(12,585)	C	(12,585)
Amortization of intangibles	-	-		-	120,603	(120,603)	B	-
Amortization of debt issue costs and debt discount	67,485	-		67,485	-	-		-
Change in fair value of derivative liability	(15,945)	-		(15,945)	-	-		-
Gain on AP and debt forgiveness	(69,298)	-		(69,298)	-	-		-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable - net	(317,233)	-		(317,233)	(228,455)	-		(228,455)
Inventory	(51,076)	-		(51,076)	67,568	-		67,568
Prepaids	8,346	-		8,346	(4,985)	-		(4,985)
Deposits	995	-		995	(35,704)	-		(35,704)
Deferred tax assets - net	-	(24,193)	A	(24,193)	-	20,401	A	20,401
Increase (decrease) in:
Accounts payable and accrued liabilities	217,745	-		217,745	100,073	12,585	C	112,658
Deferred rent	14,852	-		14,852	8,733	-		8,733
Income tax payable	-	(18,777)	A	(18,777)	-	40,543	A	40,543
Accrued interest payable - related party	2,929	-		2,929	(2,897)	-		(2,897)
Net Cash Provided by (Used in) Operating Activities	(178,293)	-		(178,293)	244,815	-		244,815

Cash Flows From Investing Activities:
Purchase of property and equipment	(135,587)	-		(135,587)	(128,766)	-		(128,766)
Net Cash Used in Investing Activities	(135,587)	-		(135,587)	(128,766)	-		(128,766)

Cash Flows From Financing Activities:
Cash overdraft	(71,380)	-		(71,380)	-	-		-
Proceeds from issuance of debt	540,000	-		540,000	-	-		-
Debt issue costs	(52,500)	-		(52,500)	-	-		-
Repayment of debt	(83,138)	-		(83,138)	(71,780)	-		(71,780)
Net Cash Provided by (Used in) Financing Activities	332,982	-		332,982	(71,780)	-		(71,780)

Net increase in cash	19,102	-		19,102	44,269	-		44,269

Cash at beginning of year	88,874	-		88,874	204,336	-		204,336

Cash at end of period	$107,976	$-		$107,976	$248,605	$-		$248,605

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,062	$-		$12,062	$2,480	$-		$2,480
Cash paid for taxes	$-	$3,000		$3,000	$-	$-		$-

Supplemental disclosures of non-cash financing activities:
Conversion of accounts payable to notes	$122,176	$-		$122,176	$-	$-		$-
Debt discount recorded on convertible debt accounted for as a derivative liability	$244,153	$-		$244,153	$-	$-		$-
Issuance of common stock for debt issue costs	$100,000	$-		$100,000	$-	$-		$-
Gain on debt forgiveness - related party	$100,990	$-		$100,990	$-	$-		$-
Conversion of notes payable into common shares	$-	$-		$-	$410,000	$-		$410,000
Conversion of accrued interest into common shares	$-	$-		$-	$29,589	$-		$29,589

Adjustments
A - Recalculation of taxes including new net operating loss as a result of Reverse Merger; see Note 10
B - Removal of amortization expense of intangible assets in connection with Reverse Merger; see Note 1.
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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the years ended December 31, 2011 and 2010 (as restated February 15, 2013), which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the years ended December 31, 2011 and 2010. The interim results for the periods ended June 30, 2012 and 2011 are not necessarily indicative of results for the full fiscal year.

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(Unaudited)
(As Restated)

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
(As Restated)

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

The Level 2 valuation relates to derivative liabilities measured using management's estimates of fair value as well as other significant inputs that are unobservable.

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
(As Restated)

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
(As Restated)

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
(As Restated)

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

In connection with the recapitalization, all shares and per share amounts have been retroactively restated.

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
(As Restated)

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
(As Restated)

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

During the quarter ended June 30, 2012, a party related to a principal shareholder in the Company, agreed to forgive debt of $73,329 (see above) and accrued interest of $27,661 (totaling $100,990), which was charged to additional paid-in capital. The Company does not record gains or losses on related party transactions.

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
(As Restated)

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
(As Restated)

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

Rental commitments for currently occupied space for the fiscal years of 2012 through 2020 are approximately as follows:

Year	Amount
2012 (6 months remaining)	$108,000
2013	227,000
2014	216,000
2015	222,000
2016	230,000
Thereafter	763,000
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

Note 10 Taxes (As Restated)

A summary of the Company’s tax liability from December 31, 2011 through June 30, 2012 is as follows:

Balance, December 31, 2011	$43,344
Net operating loss carry back - federal	(18,777)
Balance, June 30, 2012	$24,567

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(Unaudited)
(As Restated)
The Company’s provision for income taxes consists of the following:

	June 30, 2012	June 30, 2011
Current Income Tax Benefit (Expense):	$18,777	$(40,543)
Deferred Income Tax Benefit (Expense):	24,193	(20,401)
Total income tax benefit (expense)	$42,970	$(60,944)

Deferred tax assets and liabilities for the estimated tax impact of temporary differences between the tax and book basis of assets and liabilities are recognized based on the enacted statutory tax rates for the year in which the Company expects the differences to reverse. A valuation allowance is established against a deferred tax asset when it is more likely than not that the asset or any portion thereof will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has also considered its historical taxable income and factors that have led to its current year projected taxable loss. Based on historical differences between book and tax income (which in past years resulted in taxable income) despite corresponding book losses, the Company believes that it will have taxable income in 2013 and for the foreseeable future that will enable it to utilize its carry forward NOL; as such, the Company has not reduced its deferred tax asset.

The approximate components of the Company’s net deferred tax assets are as follows:

	June 30, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforward	$152,000	$156,000
Sales allowance	19,000	12,000
Charitable contributions	13,000	8,000
Total deferred tax assets	184,000	176,000

Deferred tax liabilities:
Property and equipment	(42,000)	(52,000)
Deferred rent	6,000	-
Total deferred tax liabilities	(36,000)	(52,000)

Less: valuation allowance	-	-

Deferred tax assets (liabilities) - net	$148,000	$124,000

Current Portion
Property and equipment	$(30,000)	$(52,000)
Net operating loss carryforward	9,000	8,000
Current portion – net	(21,000)	(44,000)

Long term portion
Property and equipment	(12,000)	-
Net operating loss carryforward	143,000	48,000
Charitable contributions	13,000	8,000
Sales allowance	19,000	12,000
Deferred rent	6,000	-
Long term portion – net	$169,000	$168,000

Progressive Care Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2012
(Unaudited)
(As Restated)

Note 11 Going Concern (As Restated)

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of approximately $186,000 and net cash used in operations of approximately $178,000 for the six months ended June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS (AS RESTATED)

Three Months Ended June 30, 2012 and 2011

The following table summarizes our results of operations for the three months ended June 30, 2012 and 2011. All amounts have been rounded to the nearest thousandth.

Three Months Ended
	June 30, 2012		June 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Total revenues - net	$2,542,000	100%	$1,897,000	100%	$645,000	34%
Total cost of sales	1,745,000	69%	881,000	46%	$864,000	98%
Total gross margin	797,000	31%	1,016,000	54%	$(219,000)	-22%
Operating expenses	857,000	34%	1,079,000	57%	$(222,000)	-21%
Other income (expense)	6,000	0%	(2,000)	0%	$8,000	-400%
Operating loss	(54,000)	-2%	(65,000)	-3%	$11,000	-17%
Income tax benefit (expense)	8,000	0%	(17,000)	-1%	$25,000	-147%
Net loss	(46,000)	-2%	(82,000)	-4%	$36,000	-44%

Revenue

Our pharmacy and DME revenues were as approximately as follows. All amounts have been rounded to the nearest thousandth.

Three Months Ended
	June 30, 2012		June 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Pharmacy	$2,209,000	87%	$1,783,000	94%	$426,000	24%
DME	$333,000	13%	$114,000	6%	219,000	192%
Total Sales	$2,542,000		$1,897,000		$645,000	34%

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

Net Loss

Our overall net loss decreased slightly or approximately $36,000 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Our overall net loss was mainly attributable to a lower gross margin offset almost entirely by decreased operating expenses. Our income tax benefit for 2012 as compared to our income tax expense in 2011 accounted for approximately $33,000 of the decrease in our net loss.

Six Months Ended June 30, 2012 and 2011

The following table summarizes our results of operations for the six months ended June 30, 2012 and 2011. All amounts have been rounded to the nearest thousandth.

Six Months Ended
	June 30, 2012		June 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Total revenues - net	$4,970,000	100%	$3,770,000	100%	$1,200,000	32%
Total cost of sales	3,588,000	72%	1,832,000	49%	$1,756,000	96%
Total gross margin	1,382,000	28%	1,938,000	51%	$(556,000)	-29%
Operating expenses	1,609,000	32%	1,974,000	52%	$(365,000)	-18%
Other income (expense)	(1,000)	0%	-	0%	$(1,000)
Operating loss	(228,000)	-5%	(36,000)	-1%	$(192,000)	533%
Income tax benefit (expense)	43,000	1%	(61,000)	-2%	$104,000	-170%
Net loss	(185,000)	-4%	(97,000)	-3%	$(88,000)	91%

Revenue

Our pharmacy and DME revenues were as approximately as follows. All amounts have been rounded to the nearest thousandth.

Six Months Ended
	June 30, 2012		June 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Pharmacy	$4,281,000	86%	$3,411,000	90%	$870,000	26%
DME	$689,000	14%	$359,000	10%	330,000	92%
Total Sales	$4,970,000		$3,770,000		$1,200,000	32%

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

Operating Expenses

Our operating expenses decreased approximately $365,000 or 18% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease was mainly attributable to our restructuring of management’s compensation.

Net Loss

Our overall net loss increased approximately $88,000 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Our overall net loss was mainly attributable to a lower gross margin offset almost entirely by decreased operating expenses.

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

Liquidity and Capital Resources

Six Months Ended
	June 30, 2012	June 30, 2011
Net change in cash from:
Operating activities	$(178,000)	$245,000
Investing activities	(136,000)	(129,000)
Financing activities	333,000	(72,000)
Change in cash	$19,000	$44,000

Cash at end of Period	$108,000	$249,000

At June 30, 2012, the Company had cash of approximately $108,000 and working capital of approximately $665,000, compared to cash of approximately $89,000 and a working capital of approximately $756,000 at December 31, 2011. The working capital decrease of approximately $91,000 is primarily due to an increase in debt and associated derivative liabilities of approximately $538,000 and an increase in accounts payable and accrued liabilities of approximately $89,000 offset by an increase in cash of approximately $90,000, an increase in accounts receivable of approximately $279,000, an increase in debt issue cost net of approximately $123,000 and an increase in inventory of approximately $51,000.

Net cash used in operating activities for the six months ended June 30, 2012 was approximately $178,000 compared to net cash provided by operating activities of approximately $245,000 for the six months ended June 30, 2011. When compared, net cash from operating activities primarily decreased as a result of approximately $88,000 in net losses, an increase of approximately $88,000 in depreciation expense, amortization of debt issue cost and debt discount of approximately $67,000, offset by a $69,000 gain from debt forgiveness and a decrease of $311,000 in stock based compensation.

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