Form 10-Q/A
period 2012-09-30
Progressive Care Inc.
filed 2013-04-01
CIK 1402945

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

As of November 14, 2012, the Registrant had 24,413,602 shares of common stock outstanding.

PROGRESSIVE CARE INC.

FORM 10-Q/A

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2012 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 4 of Part I, “Controls and Procedures.” We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended September 30, 2012 incorrectly accounted for the reverse merger on October 21, 2010 between Progressive Care Inc (the legal acquirer) and Pharmco, LLC (the accounting acquirer), which is being treated herein as a reverse recapitalization. See Note 1 to the financial statements.

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progressive Care Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(As Restated)
	(Unaudited)

Assets

Current Assets
Cash	$3,572	$88,874
Accounts receivable - net	1,295,198	1,006,835
Income tax receivable	4,819	-
Inventory	319,951	248,678
Prepaids	23,546	21,741
Total Current Assets	1,647,086	1,366,128

Property and equipment - net	270,654	276,795

Other Assets
Deposits	47,612	44,741
Debt issue costs - net	105,051	22,259
Deferred tax assets - net	216,322	167,613
Total Other Assets	368,985	234,613

Total Assets	$2,286,725	$1,877,536

Liabilities and Stockholders' Equity

Current Liabilities
Cash overdraft	$-	$71,380
Accounts payable and accrued liabilities	515,642	248,785
Deferred rent payable	39,812	17,535
Income taxes payable	-	43,344
Debt - net	449,182	87,767
Debt - related party	85,000	73,329
Accrued interest payable - related party	-	24,732
Derivative liability	187,974	-
Deferred tax liabilities - net	13,000	43,599
Total Current Liabilities	1,290,610	610,471

Long Term Debt	150,000	150,000

Total Liabilities	1,440,610	760,471

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares authorized
24,413,602 and 36,348,830 issued and outstanding, respectively	2,441	3,635
Additional paid in capital	(29,546)	(267,831)
Retained Earnings	873,220	1,381,261
Total Stockholders' Equity	846,115	1,117,065

Total Liabilities and Stockholders' Equity	$2,286,725	$1,877,536

See accompanying notes to unaudited consolidated financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Sales - net	$2,532,257	$1,937,985	$7,502,263	$5,707,894

Cost of sales	1,749,911	1,085,814	5,337,783	2,917,767

Gross profit	782,346	852,171	2,164,480	2,790,127

Selling, general and administrative expenses	1,099,529	946,117	2,708,990	2,920,008

Loss from operations	(317,183)	(93,946)	(544,510)	(129,881)

Other income (expense)
Change in fair value of derivative liability	40,234	-	56,179	-
Gain on AP and debt forgiveness	-	-	69,298	-
Gain on forgivensss of accrued interest - former related party	-	-	-	12,585
Loss on sale of equipment	-	(2,671)	-	(2,671)
Interest expense	(127,181)	(1,426)	(213,575)	(13,997)
Total other expense	(86,947)	(4,097)	(88,098)	(4,083)

Loss before provision for income taxes	(404,130)	(98,043)	(632,608)	(133,964)

Provision for income taxes
Current income tax benefit (expense)	26,482	25,795	45,259	(14,748)
Deferred income tax benefit (expense)	55,115	(29,601)	79,308	(50,002)
Total income tax benefit (expense)	81,597	(3,806)	124,567	(64,750)

Net loss	$(322,533)	$(101,849)	$(508,041)	$(198,714)

Basic and diluted net loss per common share	(0.01)	(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	29,573,281	35,879,339	34,132,251	35,137,784

See accompanying notes to unaudited consolidated financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2011 and 2010 and the Period Ended September 30, 2010
(Unaudited & Restated)

	Common Stock		Additional		Total
	$0.0001 Par Value		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, December 31, 2010	33,562,000	$3,356	$(1,320,279)	$1,635,538	$318,615

Issuance of common stock for services rendered	302,261	30	83,213	-	83,243

Issuance of common stock for services rendered - related parties	1,385,596	139	524,861	-	525,000

Issuance of common stock in connection with the conversions of debt and acrrued interest	1,098,973	110	439,479	-	439,589

Issuance of warrants as debt issue cost - related party	-	-	4,895	-	4,895

Net loss for the year ended December 31, 2011	-	-	-	(254,277)	(254,277)

Balance, December 31, 2011	36,348,830	3,635	(267,831)	1,381,261	1,117,065

Issuance of common stock for debt issue costs	196,078	19	99,981	-	100,000

Issuance of common stock for services rendered	45,000	5	21,096	-	21,101

Issuance of common stock for services rendered - related party	32,126	3	14,997	-	15,000

Retirement of cancelled shares	(12,208,432)	(1,221)	1,221	-	-

Gain on debt forgiveness - related party	-	-	100,990	-	100,990

Net loss for the nine months ended September 30, 2012	-	-	-	(508,041)	(508,041)

Balance, September 30, 2012 (unaudited, as restated)	24,413,602	$2,441	$(29,546)	$873,220	$846,115

See accompanying notes to unaudited consolidated financial statements

Progressive Care Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(As Restated)	(As Restated)

Cash Flows From Operating Activities:

Net loss	$(508,041)	$(198,714)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	193,840	30,576
Bad debt	277,659	-
Recognition of stock-based compensation	21,101	483,243
Recognition of stock-based compensation - related parties	15,000	-
Forgiveness of accrued interest - former related party		(12,585)
Amortization of debt issue costs and debt discount	172,052	-
Change in fair value of derivative liability	(56,179)	-
Gain on AP and debt forgiveness	(69,298)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable - net	(566,022)	(393,552)
Income tax receivable	(4,819)	-
Inventory	(71,273)	49,990
Prepaids	(1,805)	-
Deposits	(2,871)	(35,704)
Deferred taxes	(79,308)	50,002
Increase (decrease) in:
Accounts payable and accrued liabilities	426,723	149,350
Deferred rent	22,277	13,100
Income tax payable	(43,344)	2,138
Accrued interest payable - related party	2,929	4,387
Net Cash Provided by (Used in) Operating Activities	(271,379)	142,231

Cash Flows From Investing Activities:
Purchase of property and equipment	(187,699)	(178,902)
Loss on sale of equipment	-	2,671
Net Cash Used in Investing Activities	(187,699)	(176,231)

Cash Flows From Financing Activities:
Cash overdraft	(71,380)	-
Proceeds from issuance of debt	540,000	-
Proceeds from issuance of debt - related party	85,000	-
Repayment of debt	(127,344)	(71,780)
Debt issue costs	(52,500)	-
Net Cash Provided by (Used in) Financing Activities	373,776	(71,780)

Net decrease in cash	(85,302)	(105,780)

Cash at beginning of year	88,874	204,336

Cash at end of period	$3,572	$98,556

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,062	$11,033
Cash paid for taxes	$3,000	$12,610

Supplemental disclosures of non-cash financing activities:
Conversion of accounts payable to notes	$153,335	$-
Debt discount recorded on convertible debt accounted for as a derivative liability	$244,153	$-
Issuance of common stock for debt issue costs	$100,000	$-
Gain on debt forgiveness - related party	$100,990	$-
Conversion of notes payable into common shares	$-	$410,000
Conversion of accrued interest into common shares	$-	$29,589

See accompanying notes to unaudited consolidated financial statements

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
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

Restatement

The Company has restated its audited financial statements for the year ended December 31, 2010 (filed as amendment #2 on January 28, 2013) and its audited financial statements for the year ended December 31, 2011 (filed as amendment #1 on February 15, 2013). The Company is restating herein its unaudited quarterly financial statements for the quarters ended September 30, 2012 and 2011, originally filed in a Quarterly Report on Form 10-Q with the SEC on November 21, 2012. The Company is also concurrently restating its unaudited financial statements for the quarters ended March 31, 2012 and 2011, originally filed in a Quarterly Report on Form 10-Q with the SEC on May 21, 2012 and, its unaudited financial statements for the quarters ended June 30, 2012 and 2011, originally filed in a Quarterly Report on Form 10-Q with the SEC on August 20, 2012.

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

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
(As Restated)

The following tables present the impact of the restatements on the Company’s September 30, 2012 consolidated balance sheet and the Company’s three and nine months ended September 30, 2012 and 2011 consolidated statements of operations and statements of cash flows:

	September 30, 2012
	As Originally Reported	Adjustments		As Restated
Assets

Current Assets
Cash	$3,572	$-		$3,572
Accounts receivable - net	1,295,198	-		1,295,198
Income tax receivable	3,849	970	A	4,819
Inventory	319951	-		319,951
Prepaids	23,546	-		23,546
Total Current Assets	1,646,116	970		1,647,086

Property and equipment - net	270,654	-		270,654

Other Assets
Deposits	47,612	-		47,612
Debt issue costs - net	105,051			105,051
Deferred tax assets - net	156, 268	60,054	A	216,322
Total Other Assets	308,931	60,054		368,985

Total Assets	$2,225,701	$61,024		$2,286,725

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$515,642	$-		$515,642
Deferred rent payable	39,812	-		39,812
Debt - net	449,182	-		449,182
Debt - related parties	85,000	-		85,000
Derivative liability	187,974	-		187,974
Deferred tax liabilities - net	55,268	(42,268	) A	13,000
Total Current Liabilities	1,332,878	(42,268)		1,290,610

Long Term Debt	150,000	-		150,000

Total Liabilities	1,482,878	(42,268)		1,440,610

Stockholders' Equity
Common stock, par value $0.0001; 100,000,000 shares
authorized, 35,280,000 and 5,280,000 issued and outstanding	2,441	-		2,441
Additional paid in capital	93,340	(122,886	)B	(29,546)
Retained earnings	647,042	226,178	B	873,220
Total Stockholders' Equity	742,823	103,292		846,115

Total Liabilities and Stockholders' Equity	$2,225,701	$61,024		$2,286,725

Adjustments
A - Recalculation of taxes including new net operating loss as a result of Reverse Merger; see Note 10
B- Change in additional paid in capital and retained earnings a result of change in acquirer/acquiree in connection with Reverse Merger; see Note 1

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
(As Restated)

	Three Months Ended								Nine Months Ended
	September 30, 2012				September 30, 2011				September 30, 2012				September 30, 2011
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated

Sales - net	$2,532,257	$-		2,532,257	$1,937,985	$-		$1,937,985	$7,502,263	$-		7,502,263	$5,707,894	$-		$5,707,894

Cost of sales	1,749,911	-		1,749,911	1,085,814	-		1,085,814	5,337,783	-		5,337,783	2,917,767	-		2,917,767

Gross profit	782,346	-		782,346	852,171	-		852,171	2,164,480	-		2,164,480	2,790,127	-		2,790,127

Selling, general and administrative expenses	1,099,529	-		1,099,529	1,007,418	(61,301)	B	946,117	2,708,990	-		2,708,990	3,101,911	(181,903)	B	2,920,008

Loss from operations	(317,183)	-		(317,183)	(155,247)	61,301		(93,946)	(544,510)	-		(544,510)	(311,784)	181,903		(129,881)

Other income (expense)
Change in fair value of derivative liability	40,234	-		40,234	-	-		-	56,179	-		56,179	-	-		-
Gain on AP and debt forgiveness	-			-	-			-	69,298			69,298	-	-		-
Gain on forgivensss of accrued interest - former related party	-			-	-			-	-			-	12,585	-		12,585
Loss on sale of equipment	-			-	(2,671)			(2,671)	-			-	(2,671)	-		(2,671)
Interest expense	(127,181)			(127,181)	(1,426)			(1,426)	(213,575)			(213,575)	(13,997)	-		(13,997)
Total other expense	(86,947)	-		(86,947)	(4,097)			(4,097)	(88,098)	-		(88,098)	(4,083)	-		(4,083)

Loss before provision for income taxes	(404,130)	-		(404,130)	(159,344)	61,301		(98,043)	(632,608)	-		(632,608)	(315,867)	181,903		(133,964)

Provision for income taxes
Current income tax benefit (expense)	-	26,482	A	26,482	-	25,795	A	25,795	-	45,259	A	45,259	-	(14,748)	A	(14,748)
Deferred income tax benefit (expense)	39,699	15,416	A	55,115	-	(29,601)	A	(29,601)	39,699	39,609	A	79,308	-	(50,002)	A	(50,002)
Total income tax benefit (expense)	39,699	41,898		81,597	-	(3,806)		(3,806)	39,699	84,868		124,567	-	(64,750)		(64,750)

Net loss	$(364,431)	$41,898		(322,533)	$(159,344)	$57,495		$(101,849)	$(592,909)	$84,868		(508,041)	$(315,867)	$117,153		$(198,714)

Basic and diluted loss per share	(0.01)			(0.01)	(0.00)			(0.00)	(0.02)			(0.01)	(0.01)			(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	29,573,281			29,573,281	35,879,539			35,879,339	34,132,251			34,132,251	35,137,928			35,137,784

Adjustments
A - Recalculation of taxes including new net operating loss as a result of Reverse Merger; see Note 10
B - Removal of amortization expense of intangible assets in connection with Reverse Merger; see Note 1

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
(As Restated)

	September 30, 2012				September 30, 2011
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
Cash Flows From Operating Activities:

Net loss	$(592,909)	84,868		$(508,041)	$(315,867)	117,153		$(198,714)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	193,840	-		193,840	30,576	-		30,576
Bad debt	277,659	-		277,659	-	-		-
Recognition of stock-based compensation	21,101	-		21,101	483,243	-		483,243
Recognition of stock-based compensation - related parties	15,000	-		15,000	-	-		-
Forgiveness of accrued interest - former related party					-	(12,585)	C	(12,585)
Amortization of intangibles	-	-		-	181,904	(181,904)	B	-
Amortization of debt issue costs and debt discount	172,052	-		172,052	-	-		-
Change in fair value of derivative liability	(56,179)	-		(56,179)	-	-		-
Gain on AP and debt forgiveness	(69,298)	-		(69,298)	-	-		-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable - net	(566,022)	-		(566,022)	(393,552)	-		(393,552)
Income tax receivable	(3,849)	(970)	A	(4,819)	(12,610)	12,610	A	-
Inventory	(71,273)	-		(71,273)	49,990	-		49,990
Prepaids	(1,805)	-		(1,805)	-	-		-
Deposits	(2,871)	-		(2,871)	(35,704)	-		(35,704)
Deferred tax assets - net	-	(79,308)	A	(79,308)	-	50,002	A	50,002
Increase (decrease) in:
Accounts payable and accrued liabilities	426,723	-		426,723	142,570	6,780	C/D	149,350
Deferred rent	22,277	-		22,277	13,100	-		13,100
Income tax payable	(38,754)	(4,590)	A	(43,344)	-	2,138	A	2,138
Accrued interest payable - related party	2,929	-		2,929	(1,419)	5,806	C	4,387
Net Cash Provided by (Used in) Operating Activities	(271,379)	-		(271,379)	142,231	-		142,231

Cash Flows From Investing Activities:
Purchase of property and equipment	(187,699)	-		(187,699)	(176,231)	(2,671)	E	(178,902)
Loss on sale of equipment	-	-		-	-	2,671	E	2,671
Net Cash Used in Investing Activities	(187,699)	-		(187,699)	(176,231)	-		(176,231)

Cash Flows From Financing Activities:
Cash overdraft	(71,380)	-		(71,380)	-	-		-
Proceeds from issuance of debt	540,000	-		540,000	-	-		-
Proceeds from issuance of debt - related party	85,000	-		85,000	-	-		-
Debt issue costs	(52,500)	-		(52,500)	-	-		-
Repayment of debt	(127,344)	-		(127,344)	(71,780)	-		(71,780)
Net Cash Provided by (Used in) Financing Activities	373,776	-		373,776	(71,780)	-		(71,780)

Net decrease in cash	(85,302)	-		(85,302)	(105,780)	-		(105,780)

Cash at beginning of year	88,874	-		88,874	204,336	-		204,336

Cash at end of period	$3,572	$-		$3,572	$98,556	$-		$98,556

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,062	$-		$12,062	$6,787	$4,246		$11,033
Cash paid for taxes	$3,000	$-		$3,000	$12,610	$-		$12,610

Supplemental disclosures of non-cash financing activities:
Conversion of accounts payable to notes	$153,335	$-		$153,335	$-	$-		$-
Debt discount recorded on convertible debt accounted for as a derivative liability	$244,153	$-		$244,153	$-	$-		$-
Issuance of common stock for debt issue costs	$100,000	$-		$100,000	$-	$-		$-
Gain on debt forgiveness - related party	$100,990	$-		$100,990	$-	$-		$-
Conversion of notes payable into common shares	$-	$-		$-	$410,000	$-		$410,000
Conversion of accrued interest into common shares	$-	$-		$-	$29,589	$-		$29,589

Adjustments
A - Recalculation of taxes including new net operating loss as a result of Reverse Merger; see Note 10
B - Removal of amortization expense of intangible assets in connection with Reverse Merger; see Note 1
C - Reclassification of accrued interest - related party
D - Reclassification from accounts payable and accrued liabilities for presentation purposes
E - Reclassification of loss on sale of equipment

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the years ended December 31, 2011 and 2010 (as restated February 15, 2013), which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the years ended December 31, 2011 and 2010. The interim results for the periods ended September 30, 2012 and 2011 are not necessarily indicative of results for the full fiscal year.

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

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
(As Restated)

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

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
(As Restated)

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

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
(As Restated)

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

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
(As Restated)

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

In connection with the Reverse Merger, all shares and per share amounts have been retroactively restated.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
(As Restated)

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

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
(As Restated)

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

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
(As Restated)

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

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
(As Restated)

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

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
(As Restated)

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

Note 10 Taxes (As Restated)

A summary of the Company’s tax liability (receivable) from December 31, 2011 through September 30, 2012 is as follows:

Balance, December 31, 2011	$43,344
Payments made	(2,904)
Net operating loss carry back - federal	(45,259)
Balance, September 30, 2012	$(4,819)

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
(As Restated)

The Company’s provision for income taxes consists of the following:

	September 30, 2012	September 30, 2011
Current Income Tax Benefit (Expense):	$45,259	$(14,748)
Deferred Income Tax Benefit (Expense):	79,308	(50,002)
Total income tax benefit (expense)	$124,567	$(64,750)

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

The approximate components of the Company’s net deferred tax assets are as follows:

	September 30, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carry forward	$188,000	$156,000
Sales allowance	19,000	12,000
Charitable contributions	17,000	8,000
Total deferred tax assets	224,000	176,000

Deferred tax liabilities:
Property and equipment	(29,000)	(52,000)
Deferred rent	8,000	-
Total deferred tax liabilities	(21,000)	(52,000)

Less: valuation allowance	-	-

Deferred tax assets (liabilities) - net	$203,000	$124,000

Current Portion
Property and equipment	$(22,000)	$(52,000)
Net operating loss carryforward	9,000	8,000
Current portion – net	(13,000)	(44,000)

Long term portion
Property and equipment	(7,000)	-
Net operating loss carryforward	179,000	48,000
Charitable contributions	17,000	8,000
Sales allowance	19,000	12,000
Deferred rent	8,000	-
Long term portion – net	$216,000	$168,000

Progressive Care Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
(As Restated)
Note 11 Going Concern (As Restated)

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of approximately $508,000 and net cash used in operations of approximately $271,000 for the nine months ended September 30, 2012. These factors and raise substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS (AS RESTATED)

Three Months Ended September 30, 2012 and 2011

The following table summarizes our results of operations for the three months ended September 30, 2012 and September 20, 2011. All amounts have been rounded to the nearest thousandth.

Three Months Ended
	September 30, 2012		September 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Total revenues - net	$2,532,000	100%	$1,938,000	100%	$594,000	31%
Total cost of sales	1,750,000	69%	1,086,000	56%	$664,000	61%
Total gross margin	782,000	31%	852,000	44%	$(70,000)	-8%
Operating expenses	1,100,000	43%	946,000	49%	$154,000	16%
Other income (expense)	(87,000)	-3%	(4,000)	0%	$(83,000)	2075%
Operating loss	(405,000)	-16%	(98,000)	-5%	$(307,000)	313%
Income tax benefit (expense)	82,000	3%	(4,000)	0%	$86,000	-2150%
Net loss	(323,000)	-13%	(102,000)	-5%	$(221,000)	217%

Revenue

Our pharmacy and DME revenues were as approximately as follows.

Three Months Ended
	September 30, 2012		September 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Pharmacy	$2,229,000	88%	$1,622,000	84%	$607,000	37%
DME	$303,000	12%	$316,000	16%	(13,000)	-4%
Total Sales	$2,532,000		$1,938,000		$594,000	31%

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

Net Loss

Our overall net loss increased approximately $221,000 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, mainly attributable to a one time write off of accounts receivable of approximately $239,000.

Nine months ended September 30, 2012 and 2011

The following table summarizes our results of operations for the nine months ended September 30, 2012 and September 20, 2011. All amounts have been rounded to the nearest thousandth.

Nine Months Ended
	September 30, 2012		September 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Total revenues - net	$7,502,000	100%	$5,708,000	100%	$1,794,000	31%
Total cost of sales	5,338,000	71%	2,918,000	51%	$2,420,000	83%
Total gross margin	2,164,000	29%	2,790,000	49%	$(626,000)	-22%
Operating expenses	2,709,000	36%	2,920,000	51%	$(211,000)	-7%
Other income (expense)	(88,000)	-1%	(4,000)	0%	$(84,000)	2100%
Operating loss	(633,000)	-8%	(134,000)	-2%	$(499,000)	372%
Income tax benefit (expense)	125,000	2%	(65,000)	-1%	$190,000	-292%
Net loss	(508,000)	-7%	(199,000)	-3%	$(309,000)	155%

Revenue

Our pharmacy and DME revenues were as approximately as follows. All amounts have been rounded to the nearest thousandth.

Nine Months Ended
	September 30, 2012		September 30, 2011
	Dollars	% of Revenue	Dollars	% of Revenue	$ change	% change
Pharmacy	$6,510,000	87%	$5,033,000	88%	$1,477,000	29%
DME	$992,000	13%	$675,000	12%	317,000	47%
Total Sales	$7,502,000		$5,708,000		$1,794,000	31%

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

Net Loss

Our overall net loss increased approximately $309,000 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Our overall net loss was mainly attributable to a one time write off of accounts receivable of approximately $239,000 and lower gross margins brought about by our concentration on the anti-retro viral marketplace.

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

Liquidity and Capital Resources

Nine Months Ended
	September 30, 2012	September 30, 2011
Net change in cash from:
Operating activities	$(271,000)	$142,000
Investing activities	(188,000)	(176,000)
Financing activities	374,000	(72,000)
Change in cash	$(85,000)	$(106,000)

Cash at end of Period	$4,000	$99,000

At September 30, 2012, the Company had cash of approximately $4,000 and working capital of approximately $356,000, compared to cash of approximately $89,000 and working capital of approximately $756,000 at December 31, 2011. The working capital decrease of approximately $400,000 is primarily due to an increase in debt of approximately $601,000 and an increase in accounts payable and accrued liabilities of approximately $284,000 offset by an increase in accounts receivable of approximately $172,000, an increase in debt issue cost net of approximately $53,000 and an increase in inventory of approximately $121,000.

Net cash used in operating activities increased approximately $ 413,000 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily as a result of an increases in depreciation expense of approximately $163,000, bad debt of approximately 278,000, amortization cost from debt issue and debt discount costs of approximately 172,000 and accounts payable and accrued expenses of approximately 253,000 offset by decreases of approximately 447,000 in stock based compensation expense, approximately $172,000 in accounts receivable, approximately $121,000 in inventory, approximately $56,000 in changes in fair value of derivative liabilities and approximately $69,000 in gains on AP and debt forgiveness.

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

Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of approximately $508,000 and net cash used in operations of approximately $271,000 for the nine months ended September 30, 2012. These factors and raise substantial doubt about the Company’s ability to continue as a going concern.

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

Not Applicable.

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