Form 10-Q
period 2022-03-31
Progressive Care Inc.
filed 2022-05-16
CIK 1402945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ☐ to ☐

Commission File Number: 000-52684

Progressive Care Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Ansin Blvd., Suite A, Hallandale Beach, FL	33009
(Address of principal executive offices)	(Zip Code)

305-760-2053

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class:	Outstanding as of May 11, 2022

Common Stock, $0.0001 Par Value	548,962,587

2

SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

Statements contained herein that are not based upon current or historical fact are forward-looking in nature and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements reflect the Company’s expectations about its future operating results, performance, and opportunities that involve substantial risks and uncertainties. When used herein, the words “anticipate,” “believe,” “estimate,” “upcoming,” “plan,” “target,” “intend” and “expect” and similar expressions, as they relate to Progressive Care Inc., its subsidiaries, or its management, are intended to identify such forward-looking statements. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

3

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progressive Care Inc. and Subsidiaries
Condensed Consolidated Financial Statements

Page
Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	F-2
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021 (Unaudited)	F-3
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three Months Ended March 31, 2022 and 2021	F-4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021 (Unaudited)	F-6
Notes to the Condensed Consolidated Financial Statements	F-7

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$2,387,540	$1,412,108
Accounts receivable – trade, net	1,545,127	2,187,848
Accounts receivable - other	786,528	382,324
Inventory, net	1,183,581	1,150,390
Prepaid expenses	833,011	813,310
Total Current Assets	6,735,787	5,945,980
Property and equipment, net	2,389,377	2,423,497
Other Assets
Goodwill	1,387,860	1,387,860
Intangible assets, net	154,606	152,791
Right of use assets, net	637,872	682,946
Deposits	38,637	38,637
Total Other Assets	2,218,975	2,262,234
Total Assets	$11,344,139	$10,631,711
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued liabilities	$6,653,700	$6,000,034
Notes payable, net of unamortized debt discount and debt issuance costs - current portion	163,937	202,184
Lease liabilities - current portion	187,634	183,720
Total Current Liabilities	7,005,271	6,385,938
Long-term Liabilities
Notes payable and accrued interest, net of current portion	3,523,596	3,108,794
Derivative liability	1,175,000	221,900
Lease liabilities - net of current portion	488,148	527,479
Total Liabilities	12,192,015	10,244,111

Commitments and Contingencies

Stockholders’ (Deficit) Equity
Preferred Stock, Series A par value $0.001; 10,000,000 shares authorized, 51 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, par value $0.0001; 1,000,000,000 shares authorized, 548,962,587 and 544,865,492 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	54,897	54,487
Additional paid-in capital	8,987,640	8,862,050
Accumulated deficit	(9,890,413)	(8,528,937)
Total Stockholders’ (Deficit) Equity	(847,876)	387,600
Total Liabilities and Stockholders’ (Deficit) Equity	$11,344,139	$10,631,711

See Accompanying Notes to Condensed Consolidated Financial Statements.

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three Months Ended March 31,

(unaudited)

	2022	2021

Revenues, net	$10,050,995	$9,604,464

Cost of revenue	7,670,390	7,173,075

Gross profit	2,380,605	2,431,389

Selling, general and administrative expenses
Bad debt (recovery) expense	(37,800)	14,400
Share-based compensation	30,000	75,000
Other selling, general and administrative expenses	2,523,962	2,985,665
Total selling, general and administrative expenses	2,516,162	3,075,065

Loss from operations	(135,557)	(643,676)

Other income (loss)
Change in fair value of derivative liability	(953,100)	426,680
Gain on debt extinguishment	175,000	570,746
Gain on disposal of fixed assets	11,562	-
Interest expense	(459,381)	(321,789)
Total other income (loss)	(1,225,919)	675,637
(Loss) income before provision for income taxes	(1,361,476)	31,961
Provision for income taxes	-	(5,109)

Net (loss) income	$(1,361,476)	$26,852

Basic and diluted net (loss) income per common share	$-	$-

Weighted average number of common shares outstanding during the period – basic	545,477,319	501,336,703
Weighted average number of common shares outstanding during the period – diluted	545,477,319	523,951,587

See Accompanying Notes to Condensed Consolidated Financial Statements.

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders (Deficit) Equity

Three Months Ended March 31, 2022 (unaudited)

	Preferred Series A		Common Stock		Additional		Total
	$0.001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2021	51	$-	544,865,492	$54,487	$8,862,050	$(8,528,937)	$387,600
Issuance of common stock for services rendered			618,672	62	20,938		21,000
Stock-based compensation			3,478,423	348	104,652		105,000
Net loss for the three months ended March 31, 2022						(1,361,476)	(1,361,476)
Balance March 31, 2022	51	$-	548,962,587	$54,897	$8,987,640	$(9,890,413)	$(847,876)

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders (Deficit) Equity

Three Months Ended March 31, 2021 (unaudited)

	Preferred Series A		Common Stock		Additional		Total Stockholders’
	$0.001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2020	51	$-	485,768,076	$48,577	$6,978,301	$(8,746,930)	$(1,720,052)
Issuance of common stock for settlement of debt principal and interest			32,231,321	3,223	1,038,756		1,041,979
Issuance of common stock for services rendered			1,989,390	199	74,801		75,000
Net income for the three months ended March 31, 2021						26,852	26,852
Balance March 31, 2021	51	$-	519,988,787	$51,999	$8,091,858	$(8,720,078)	$(576,221)

See Accompanying Notes to Condensed Consolidated Financial Statements.

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31,

(unaudited)

	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(1,361,476)	$26,852

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	34,120	43,935
Change in provision for doubtful accounts	(37,800)	14,400
Share-based compensation	126,000	75,000
Amortization of debt issuance costs and debt discounts	285,870	224,130
Gain from debt settlement	-	(570,746)
Amortization of right of use assets-Finance leases	8,336	8,336
Amortization of right of use assets-Operating leases	36,738	44,730
Change in fair value of derivative liability	953,100	(426,680)
Change in accrued interest on notes payable	155,268	75,767
Change in accrued interest on lease liabilities	4,462	5,503
Amortization of intangible assets	8,185	87,008
Gain on disposal of fixed assets	(11,562)	-

Changes in operating assets and liabilities:
Decrease (Increase) in:
Accounts receivable	276,317	(576,186)
Inventory	(33,191)	124,529
Prepaid expenses	(19,701)	85,153
Deposits	-	(2,236)
Increase (decrease) in:
Accounts payable and accrued liabilities	598,398	860,021
Operating lease liabilities	(30,260)	(49,853)
Net cash provided by operating activities	992,804	49,663
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(99,115)
Proceeds from disposal of fixed assets	11,562	-
Purchase of intangibles assets	(10,000)	(12,659)
Net Cash Provided by (Used in) Investing Activities	1,562	(111,774)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	-	421,400
Payments of notes payable	(9,315)	(40,791)
Payments on lease liabilities	(9,619)	(15,286)
Net Cash (Used in) Provided by Financing Activities	(18,934)	365,323

Net increase in cash and cash equivalents	975,432	303,212

Cash and cash equivalents at beginning of period	1,412,108	2,100,695
Cash and cash equivalents at end of period	$2,387,540	$2,403,907
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,242	$21,892
Cash paid for income taxes	$-	$5,109

Supplemental Schedule of non-cash investing and financing activities:

Debt principal and interest repaid through conversion into common stock shares	$-	$1,041,979
Debt extension fee added to note principal	$100,000	$-
Issuance of common stock for services rendered	$21,000	$75,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

Progressive Care Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three Months Ended March 31, 2022 and 2021

Note 1 Organization & Nature of Operations

Progressive Care Inc. (“Progressive”) was incorporated under the laws of the state of Delaware on October 31, 2006.

Progressive, through its wholly-owned subsidiaries, PharmCo, LLC (referred to as “PharmCo 901”), Touchpoint RX, LLC doing business as PharmCo Rx 1002, LLC (referred to as “PharmCo 1002”), Family Physicians RX, Inc. doing business as PharmCoRx 1103 and PharmCoRx 1204 (referred to as “FPRX” historically or “PharmCo 1103” and “PharmCo 1204” currently) (pharmacy subsidiaries collectively referred to as “PharmCo”), and ClearMetrX Inc. (collectively with all entities referred to as the “Company”, or “we”) is a personalized healthcare services and technology company that provides prescription pharmaceuticals and risk and data management services to healthcare organizations and providers.

PharmCo 901 was formed on November 29, 2005 as a Florida Limited Liability Company and is a 100% owned subsidiary of Progressive. PharmCo 901 was acquired by Progressive on October 21, 2010. We currently deliver prescriptions to Florida’s diverse population and ship medications to patients in states where we hold non-resident pharmacy licenses as well. We currently hold Florida Community Pharmacy Permits at all Florida pharmacy locations and our PharmCo 901 location is licensed as a non-resident pharmacy in the following states: Arizona, Colorado, Connecticut, Georgia, Illinois, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, and Utah. We are able to dispense to patients in the state of Massachusetts without a non-resident pharmacy license because Massachusetts does not require such a license for these activities.

PharmCo 1103 is a pharmacy with locations in North Miami Beach and Orlando, Florida that provides PharmCo’s pharmacy services to Broward County, the Orlando/Tampa corridor, and the Treasure Coast of Florida. Progressive acquired all of the ownership interests in PharmCo 1103 in a purchase agreement entered into on June 1, 2019.

PharmCo 1002 is a pharmacy located in Palm Springs, Florida that provides PharmCo’s pharmacy services to Palm Beach, St. Lucie and Martin Counties, Florida. Progressive acquired all of the ownership interests in PharmCo 1002 in a purchase agreement entered into on July 1, 2018.

ClearMetrX was formed on June 10, 2020 and provides third party administration services to 340B covered entities. ClearMetrX also provides data analytics and reporting services to support and improve care management for health care organizations.

Note 2 Basis of Presentation

The Company’s fiscal year end is December 31. The Company uses the accrual method of accounting. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. The December 31, 2021 balance sheet has been derived from audited consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the fiscal year ended December 31, 2021.

Note 3 Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Progressive and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable and inventories, estimated useful lives and potential impairment of property and equipment, estimated fair value of derivative liabilities using the Monte Carlo simulation model, fair value of assets acquired and liabilities assumed in business combinations, and estimates of current and deferred tax assets and liabilities.

Making estimates requires management to exercise significant judgment. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, and reserves and allowances, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, and national customers and markets. We have made estimates of the impact of COVID-19 within our condensed consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Reclassifications

Certain reclassifications have been made to the 2021 financial statement presentation to conform to that of the current period. Total equity and net income are unchanged due to these reclassifications.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents in bank deposit accounts which, at times, may exceed federally insured limits. The Company had $1,250,375 in excess cash at March 31, 2022. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk associated with its cash and cash equivalent balances, since our deposits are held with high quality financial institutions that are well capitalized,

Cash Equivalents: The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company’s cash equivalents consist of a money market account.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the invoiced amount. Trade accounts receivable primarily include amounts from third-party pharmacy benefit managers and insurance providers and are based on contracted prices. Trade accounts receivable are unsecured and require no collateral. The Company records an allowance for doubtful accounts for estimated differences between the expected and actual payment of accounts receivable. These reductions were made based upon reasonable and reliable estimates that were determined by reference to historical experience, contractual terms, and current conditions. Each quarter, the Company reevaluates its estimates to assess the adequacy of its allowance and adjusts the amounts as necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Risks and Uncertainties

The Company’s operations are subject to intense competition, risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

Billing Concentrations

The Company’s trade receivables are primarily from prescription medications billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse the Company. The Company generated reimbursements from three significant insurance providers for the period ended March 31, 2022:

Payors
A	35%
B	29%
C	20%

The Company generated reimbursements from three significant pharmacy benefit managers (PBMs) for the period ended March 31, 2022:

PBMs
A	57%
B	35%
C	5%

Inventory

Inventory is valued on a lower of first-in, first-out (FIFO) cost or net realizable value basis. Inventory primarily consists of prescription medications, pharmacy and testing supplies, and retail items. The Company provides a valuation allowance for obsolescence and slow-moving items. The Company recorded an allowance for obsolescence of $40,000 as of March 31, 2022 and December 31, 2021, respectively.

Property and Equipment

Property and equipment are recorded at cost or fair value if acquired as part of a business combination. Property and equipment are depreciated or amortized using the straight-line method over their estimated useful lives. Upon the retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded, when appropriate. Expenditures for maintenance and repairs are charged to expense as incurred. Estimated useful lives of property and equipment are as follows:

Description	Estimated Useful Life
Building	40 years
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease
Furniture and equipment	5 years
Computer equipment and software	3 years
Vehicles	3-5 years

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the periods ended March 31, 2022 and 2021, respectively.

Business acquisitions

The Company records business acquisitions using the acquisition method of accounting. All of the assets acquired, liabilities assumed, and contractual contingencies are recognized at their fair value on the acquisition date. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized and goodwill. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price of FPRX and PharmCo 1002 over the value assigned to their net tangible and identifiable intangible assets. FPRX and PharmCo 1002 are considered to be the reporting units for goodwill. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. Valuation techniques consistent with the market approach, income approach, and/or cost approach are used to measure fair value. Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and in interim periods if events or changes in circumstances indicate that the assets may be impaired.

Intangible Assets

Amortizing identifiable intangible assets generally represent the cost of client relationships and tradenames acquired, as well as non-compete agreements to which the Company is a party. In valuing these assets, the Company makes assumptions regarding useful lives and projected growth rates, and significant judgment is required. The Company periodically reviews its identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of those assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment losses, if any.

Fair Value Measurements

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 820 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities (both common stock and preferred stock) that are traded in an active exchange market, as well as U.S. Treasury securities.

Level 2: Unadjusted observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments. This category generally includes certain U.S. Government, agency mortgage-backed debt securities, non-agency structured securities, corporate debt securities and preferred stocks.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following tables presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of:

Description	Level 1	Level 2	Level 3	Balance at March 31, 2022
Derivative Liabilities	$-	$-	$1,175,000	$1,175,000

Description	Level 1	Level 2	Level 3	Balance at December 31, 2021
Derivative Liabilities	$-	$-	$221,900	$221,900

The following table is a roll forward from December 31, 2021 to March 31, 2022 of the opening and closing balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Derivative Liabilities
Opening balance December 31, 2021	$221,900
Transfers into (out of) Level 3
Total (gains) or losses for the period
Included in net (loss) income for the period	953,100
Closing balance March 31, 2022	$1,175,000

Change in fair value of derivative for the three months ended March 31, 2022 was included in net loss for the period.

Fair Value of Financial Instruments

The Company’s financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, lease liabilities, and notes payable. The carrying amounts of the Company’s financial instruments other than notes payable and lease liabilities generally approximate their fair values at March 31, 2022 and December 31, 2021 due to the short-term nature of these instruments. The carrying amount of notes payable approximated fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing. The carrying value of lease liabilities approximate fair value due to the implicit rate in the lease in relation to the Company’s borrowing rate and the duration of the leases.

Derivative Liabilities

U.S. GAAP requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and their measurement at fair value. In assessing the convertible debt instruments, management determines if the conversion feature requires bifurcation from the host instrument and recording of the bifurcated derivative instrument at fair value.

Once derivative liabilities are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as an adjustment to fair value of derivatives. The fair value of these derivative instruments is determined using the Monte Carlo Simulation Model.

Revenue Recognition

The Company recognizes pharmacy revenue from dispensing prescription drugs at the time the drugs are physically delivered to a customer or when a customer picks up their prescription or purchases merchandise at the store, which is the point in time when control transfers to the customer. Each prescription claim is considered an arrangement with the customer and is a separate performance obligation. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed electronically. For third party medical insurance and other claims, authorization to ensure payment is obtained from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained for these sales electronically and a corresponding authorization number is issued by the customers’ insurance provider.

The Company recognizes testing revenue when the tests are performed, and results are delivered to the customer. Each test is considered an arrangement with the customer and is a separate performance obligation. Payment is generally received in advance from the customer.

Billings for most prescription orders are with third-party payers, including Medicare, Medicaid, and insurance carriers. Customer returns are nominal. Prescription revenues exceeded 86% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

The Company accrues an estimate of fees, including direct and indirect remuneration fees (“DIR fees”), which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known.

The following table disaggregates net revenue by categories for the three months ended March 31:

	2022	2021
Prescription revenue	$8,605,882	$8,631,048
340B contract revenue	387,956	724,498
Testing revenue	1,291,017	553,274
Rent and other revenue	207	5
Subtotal	10,285,062	9,908,825
PBM fees	(234,067)	(304,237)
Sales returns	-	(124)
Revenues, net	$10,050,995	$9,604,464

Cost of Revenue

Cost of pharmacy revenue is derived based upon vendor purchases relating to prescriptions sold, cost of testing supplies for tests administered to patients, and point-of-sale scanning information for non-prescription sales and is adjusted based on periodic inventories. All other costs related to revenues are expensed as incurred.

DIR Fees

The Company reports Direct and Indirect Remuneration (“DIR”) fees as a reduction of revenue on the accompanying Condensed Consolidated Statements of Operations. DIR Fees are fees charged by Pharmacy Benefit Managers (“PBMs”) to pharmacies for network participation as well as periodic reimbursement reconciliations. For some PBMs, DIR fees are charged at the time of the settlement of a pharmacy claim. Other PBMs do not determine DIR fees at the claim settlement date, and therefore DIR fees are collected from pharmacies after claim settlement, often as clawbacks of reimbursements based on factors that vary from plan to plan. For example, two PBMs calculate DIR fees on a trimester basis and charge the Company for these fees as reductions of reimbursements paid to the Company 2-3 months after the end of the trimester (e.g., DIR fees for January – April 2021 claims were charged by these PBMs in July – August 2021). For DIR fees that are not collected at the time of claim settlement, the Company records an accrued liability at each reporting date for estimated DIR fees that are expected to be collected by the PBMs in a future period. The estimated liability for these fees is highly subjective and the actual amount collected may differ from the accrued liability. The uncertainty of management’s estimates is due to inadequate disclosure to the Company by the PBMs as to exactly how these fees are calculated either at the time the DIR fees are actually assessed and reported to the Company. The detail level of the disclosure of assessed DIR fees varies based on the information provided by the PBM.

Vendor Concentrations

For the three months ended March 31, 2022 and 2021, the Company had significant vendor concentrations with one vendor. The purchases from this significant vendor were 98% and 94% of total vendor purchases for the three months ended March 31, 2022 and 2021, respectively.

Selling, General and Administrative Expenses

Selling expenses primarily consist of store salaries, contract labor, occupancy costs, and expenses directly related to the stores. General and administrative costs include advertising, insurance, professional fees, and depreciation and amortization.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Advertising expense was $97,990 and $59,311 for the three months ended March 31, 2022 and 2021, respectively.

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including warrants, are measured at their fair value on the awards’ grant date typically using a Black-Scholes pricing model, based on the estimated number of awards that are ultimately expected to vest. The costs associated with share-based compensation awards to employees and non-employee directors are measured at the grant date based on the calculated fair value of the award and recognized as an expense ratably over the recipient’s requisite service period during which that award vests or becomes unrestricted. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The shares are subsequently re-measured at their fair value at each reporting date over the service period of the awards. The expense resulting from share-based payments is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Progressive Care Inc., RXMD Therapeutics and PharmCoRx 1103 are taxed as C corporations. PharmCo 901 and PharmCo 1002 are taxed as partnerships, wherein each member is responsible for the tax liability, if any, related to its proportionate share of PharmCo 901 and PharmCo 1002’s taxable income. Progressive Care Inc. has a 100% ownership interest in PharmCo 901 and PharmCo 1002; therefore, all of PharmCo 901 and PharmCo 1002’s taxable income attributable to the period of ownership is included in Progressive Care Inc.’s taxable income.

The provision for income taxes for the three months ended March 31, 2021 on the Condensed Consolidated Statements of Operations represents the minimum state corporate tax payments. There was no current tax provision for the three months ended March 31, 2022 and 2021 because the Company did not have taxable income during those periods. Total available net operating losses to be carried forward to future taxable years was approximately $11.6 million as of March 31, 2022, $6 million of which will expire in various years through 2038. The temporary differences giving rise to deferred income taxes principally relate to accelerated depreciation on property and equipment and amortization of goodwill recorded for tax purposes, reserves for estimated doubtful accounts and inventory obsolescence and net operating losses recorded for financial reporting purposes. The Company’s net deferred tax asset at March 31, 2022 and December 31, 2021 was fully offset by a 100% valuation allowance as it was not more likely than not that the tax benefits of the net deferred tax asset would be realized. The change in the valuation allowance decreased by approximately $20,000 for the period ended March 31, 2022.

The Company accounts for uncertainty in income taxes by recognizing a tax position in the condensed consolidated financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company records interest and penalties related to tax uncertainties, if any, as income tax expense. Based on management’s evaluation, the Company does not believe it has any uncertain tax positions for the three months ended March 31, 2022 and 2021.

(Loss) Income per Share

Basic (loss) income per share (“EPS”) is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding during the, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock warrants), and convertible debt, using the if converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

Paycheck Protection Program Loan

The Company records Paycheck Protection Program (“PPP”) loan proceeds in accordance with Accounting Standards Codification (“ASC”) 470, Debt. The Company treats the PPP loan as indebtedness, which is extinguished and recorded as a gain on debt extinguishment when legally released by the primary obligor.

Recently Adopted Accounting Standards

Debt

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which among other things, simplifies the accounting models for the allocation of proceeds attributable to the issuance of a convertible debt instrument. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (i) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (ii) a convertible debt instrument was issued at a substantial premium. The standard became effective for the Company in the first quarter of 2022 and did not have a material effect on the Company’s condensed consolidated financial statements.

Accounting Pronouncements Issued but not yet Adopted

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is required to be adopted for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s condensed consolidated financial statements.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Current Expected Credit Losses” (“ASU 2016-13”), which introduces an impairment model based on expected, rather than incurred, losses. Additionally, it requires expanded disclosures regarding (a) credit risk inherent in a portfolio and how management monitors the portfolio’s credit quality; (b) management’s estimate of expected credit losses; and (c) changes in estimates of expected credit losses that have taken place during the period. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company has not yet quantified the impact of ASU 2016-13 on its condensed consolidated financial statements. However, it is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s condensed consolidated financial statements.

Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the condensed consolidated financial statements through May 16, 2022, the date the condensed consolidated financial statements were available to be issued.

Note 4. Liquidity and Going Concern Consideration

The Company has sustained recurring operating losses and negative cash flows from operations over the past years. As of March 31, 2022, the Company had an accumulated deficit of $9.9 million. For the three months ended March 31, 2022, the Company had a net loss of $1.4 million, a loss from operations of $0.1 million, and net cash provided by operating activities of $1.0 million. The Company’s cash and cash equivalent position was $2.4 million as of March 31, 2022. The Company expects to continue to incur net losses for at least the next 12 months.

During the first quarter of 2022, the Company extended the maturity date of the Iliad Research convertible note and accrued interest of $2,298,803 to May 15, 2023. The note payable and accrued interest can be settled by Iliad Research either through a cash payment or conversion into shares of the Company’s common stock. Although the note holder has tendered past redemptions of the Iliad note payable in the form of common stock conversions, there are no assurances that the note holder will convert the remaining balance of the note and accrued interest into shares of the Company’s common stock.

Over the past years, the Company’s growth has been funded through a combination of bank debt and lease financing. The Company believes that it has sufficient cash balances, positive cash flows from operations, and financing commitments to meet its obligations for the next 12 months. The attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill the Company’s growth and operating activities and generating a level of revenues adequate to support the Company’s cost structure. The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. In addition, the Company may wish to selectively pursue possible acquisitions of businesses, technologies, or service lines complementary to those of the Company in the future in order to expand its presence in the marketplace and achieve operating efficiencies.

Note 5. Accounts Receivable – Trade, net

Accounts receivable consisted of the following at:

	March 31, 2022	December 31, 2021
Gross accounts receivable - trade	$1,714,527	$2,395,048
Less: Allowance for doubtful accounts	(169,400)	(207,200)
Accounts receivable – trade, net	$1,545,127	$2,187,848

For the three months ended March 31, 2022 and 2021, the Company recognized bad debt (recovery) expense in the amount of ($37,800) and $14,400, respectively.

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following at:

	March 31, 2022	December 31, 2021

Building	$1,651,069	$1,651,069
Building improvements	507,238	507,238
Land	184,000	184,000
Leasehold improvements and fixtures	276,614	276,614
Furniture and equipment	330,291	330,291
Computer equipment and software	101,230	101,230
Vehicles	81,633	81,633
Total	3,132,075	3,132,075
Less: accumulated depreciation and amortization	(742,698)	(708,578)
Property and equipment, net	$2,389,377	$2,423,497

Depreciation expense for the three months ended March 31, 2022 and 2021 was $42,456 and $52,271, respectively.

Note 7. Intangible Assets

Intangible assets consisted of the following at:

	March 31,	December 31,
	2022	2021
Trade names	$362,000	$362,000
Pharmacy records	263,000	263,000
Non-compete agreements	166,000	166,000
Website	67,933	67,933
Subtotal	858,933	858,933
Less accumulated amortization	(790,751)	(782,566)
Net intangible assets	$68,182	$76,367
Software not in service	86,424	76,424
Total Intangible Assets, net	$154,606	$152,791

Amortization of intangible assets amounted to $8,185 and $87,008 for the three months ended March 31, 2022 and 2021, respectively. The following table represents the total estimated amortization of intangible assets for the three succeeding years:

Year	Amount
2022 (nine months)	23,624
2023	31,452
2024	13,106
Total	$68,182

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at:

	March 31,	December 31,
	2022	2021
Accounts payable and accrued liabilities consisted of the following:
Accounts payable - trade	$5,145,984	$4,677,555
Accrued payroll and payroll taxes	186,563	143,074
Accrued DIR fees	774,904	712,002
Accrued legal fees	306,588	306,588
Other accrued liabilities	239,661	160,815
Totals	$6,653,700	$6,000,034

Note 9. Notes Payable

Notes payable consisted of the following at:

	March 31,	December 31,
	2022	2021
A. Convertible notes payable and accrued interest - collateralized	$2,298,803	$2,143,891
B. Mortgage note payable – commercial bank - collateralized	1,287,311	1,307,562
C. Note payable – uncollateralized	25,000	25,000
D. Note payable - collateralized	45,989	52,231
Insurance premium financing	30,430	68,164
Subtotal	3,687,533	3,596,848
Less Unamortized debt discount	-	(198,677)
Less Unamortized debt issuance costs	-	(575)
Less Unamortized investment length premium	-	(86,618)
Total	3,687,533	3,310,978
Less: Current portion of notes payable	(163,937)	(202,184)
Long-term portion of notes payable	$3,523,596	$3,108,794

The corresponding notes payable above are more fully discussed below:

(A) Convertible Notes Payable – collateralized

Iliad Research and Trading, L.P.

On March 6, 2019, Progressive entered a Securities Purchase Agreement (the “Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad Research”), a Utah limited partnership, in the amount of $3,310,000, which included a $300,000 Original Issue Discount (“OID”) and $10,000 in debt issuance costs for the transaction (“the Iliad Research note”). The Iliad Research note is comprised of two tranches consisting of an initial tranche in the amount of $2,425,000 and a second tranche in the amount of $885,000. The initial tranche consisted of the initial cash purchase price of $2,425,000, $115,000 of the OID and the debt issuance costs of $10,000. The remaining OID of $185,000 was allocated to the second tranche. The Iliad Research note is convertible into shares of common stock ($0.0001 par value per share) in 1 year at the average of the two lowest closing trading prices during the twenty trading days immediately preceding the applicable conversion. The original Iliad Research note maturity date was April 15, 2022. In March 2022, the Company elected to extend the Iliad Research note to May 15, 2022 (“the Maturity Date”) and obtained the right to further extend the maturity date of the Iliad Research note to May 15, 2023. The Iliad Research note accrues interest at the rate of 10% per annum and the entire unpaid principal balance plus all accrued and unpaid interest are due on the Maturity Date.

An investment length premium in the amount of $168,619 was applied to the outstanding balance of the Iliad Research note in September 2020, another investment length premium in the amount of $136,486 was applied to the outstanding balance in March 2021, and another investment length premium in the amount of $117,619 was applied to the outstanding balance in September 2021. The investment length premiums were calculated at a 5% premium on the outstanding note balance when the note was still outstanding at (a) eighteen months from the effective date, (b) twenty-four months from the effective date, and (c) thirty months from the effective date.

The Iliad Research note includes a provision that limits the volume of sales of common stock shares received by Iliad Research from note conversions (“Conversion Shares”). Iliad Research agreed that, with respect to the sale of Conversion Shares, in any given calendar week its net sales of Conversion Shares shall not exceed the greater of (i) ten percent (10%) of Progressive’s Common Stock dollar trading volume (the “Trading Volume”) in such week (which, for purposes hereof, means the number of shares traded during such calendar week multiplied by the volume weighted average price per share for such week), and (ii) $100,000.00 (the “Volume Limitation”); provided; however, that if Lender’s Net Sales are less than the Volume Limitation for any given week, then in the following week (or two (2) weeks in the case of any week where the Closing Trade Price on any given day during that week is 25% greater than the previous week’s VWAP) Lender shall be allowed to sell an additional amount of Conversion Shares equal to the difference between the amount Lender was allowed to sell and the amount Lender actually sold.

In the event Iliad Research breaches the Volume Limitation where its Net Sales of Conversion Shares during any calendar week exceed the dollar volume it is permitted to sell during such week pursuant to the Volume Limitation (such excess, the “Excess Sales”), then in such event Progressive shall be entitled to reduce the Outstanding Balance of the Iliad Research note by an amount equal to such Excess Sales upon delivery of written notice to Iliad Research setting forth its basis for such reduction (the “Outstanding Balance Reduction”).

The volume of Conversion Shares sales exceeded the Volume Limitation in June 2021, which resulted in Excess Sales of $180,000 and a corresponding Outstanding Balance Reduction in the Iliad Research note carrying value of $180,000 as of December 31, 2021. The Company reported the Outstanding Balance Reduction as a Gain on Debt Extinguishment in the amount of $180,000 on the Company’s Consolidated Statements of Operations for the year ended December 31, 2021.

Progressive Care filed a demand (“the Company Demand”) with Iliad Research on December 14, 2021, that alleged breaches of the volume limitation provisions of the Iliad Research note, as well as a previous note agreement with an affiliate of Iliad Research, Chicago Venture Partners, LP (“CVP”), (“the CVP note”). The CVP Note had previously been paid off in 2020. On January 7, 2022, in response to the Company Demand, Iliad Research and CVP filed a complaint with the Third Judicial District Court of Salt Lake County, State of Utah, as well as an Arbitration Notice pursuant to the CVP and Iliad Research Purchase Agreements.

On January 20, 2022, Progressive Care entered into an agreement with Iliad Research and CVP (“the Settlement Agreement”) wherein the investors agreed to resolve various demands and complaints related to the note agreements with the two investors.

In the Settlement Agreement, the parties agreed to the following:

1.	The Maturity Date of the Iliad Research Note was extended to April 15, 2022. Progressive Care also was granted the right to extend the Maturity Date for an additional month to May 15, 2022 at its election by providing written notice of such election to Iliad Research. In the event Progressive Care elects to extend the Maturity Date to May 15, 2022, then the outstanding balance of the Iliad Research Note will increase by two percent (2%).
2.	Iliad Research and any entity affiliated with Iliad Research agreed not to sell any shares of Progressive Care common stock for the period (“the Standstill Period”) beginning on January 20, 2022 (“the Effective Date” of the Settlement Agreement) and ending on the Maturity Date of the Iliad Research Note, as amended by the Settlement Agreement. In addition, Iliad Research agreed not to submit any Redemption Notices under the Iliad Research Note during the Standstill Period, so long as no event of default occurs under the Iliad Research Note.
3.	CVP agreed to pay $175,000 via wire transfer within two (2) business days of the Effective Date as settlement of the alleged breaches of the volume limitation provisions of the CVP Note. Upon receipt of the payment, the Securities Purchase agreement between Progressive Care and CVP and all other documents entered into in connection therewith, were deemed to be terminated and of not further force or effect.
4.	Iliad Research agreed to a decrease in the balance of the Iliad Research Note, effective as of May 31, 2021 of $180,000 as settlement of the alleged breaches of the volume limitation provisions of the Iliad Research Note. In the event the Iliad Research Note is not repaid by February 16, 2022, the outstanding balance of the Iliad Research Note will increase in the amount of $100,000.
5.	If Progressive Care exercises its right to prepay the Iliad Research Note, then it will make a payment to Iliad Research in an amount in cash equal to 105% of the portion of the Outstanding Balance that it elected to repay (“the Prepayment Amount”). Progressive Care also has the right to treat up to ten percent (10%) of the Prepayment Amount as a Conversion and satisfy such portion of the Prepayment Amount by delivering common stock shares to Iliad Research.

As a result of item 3 above in the Settlement Agreement, the $175,000 received as settlement for alleged breaches on the volume limitations provision on the CVP Note was recorded as a Gain on Debt Settlement during the three months ended March 31, 2022.

As a result of item 4 above in the Settlement Agreement, the Outstanding Balance Reduction in the Iliad Research note carrying value of $149,346 was recorded as a Gain on Debt Extinguishment during the three months ended March 31, 2021. The Iliad Research Note was not repaid by February 16, 2022 and the principal balance increased by $100,000 to $1,410,744 as of March 31, 2022. The $100,000 increase in the Iliad Research note balance was recorded as Interest Expense during the three months ended March 31, 2022.

On May 13, 2022, Iliad Research agreed to (a) extend the maturity date of the Iliad Research Note to May 15, 2023 (the “Extension”), and (b) not seek to redeem any portion of the outstanding Iliad Research Note or sell any shares of the Company’s common stock through June 15, 2022 (the “Standstill Period 1”). The Company has the option to extend the Standstill Period through July 15, 2022 (“Standstill Period 2”). In consideration for the above, the outstanding balance of the Iliad Research note will be increased by: (a) an Extension Fee of $237,173, (b) a Standstill Fee of $47,435 for Standstill Period 1, and (c) a Standstill Fee of $53,607 for Standstill Period 2, if elected. As a result, the outstanding balance of the Iliad Research note, inclusive of Extension and Standstill Period 1 fees, is $2,656,336 at May 13, 2022.

The note balance has been partially satisfied through a series of redemption notices for conversion of note principal and accrued interest into shares of Progressive common stock at various conversion rates.

The principal balance outstanding on the Iliad Research note was $1,410,744 and $1,310,744 at March 31, 2022 and December 31, 2021, respectively. Accrued interest on the Iliad Research note at March 31, 2022 and December 31, 2021, was $888,059 and $833,147, respectively, and such amounts are included in long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

The Company has identified conversion features embedded within the Iliad Research note. The Company has determined that the conversion features represent an embedded derivative. Accordingly, the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. On March 6, 2019, the Company recorded a derivative liability on the first tranche in the amount of $1,351,000. On June 4, 2019, the Company recorded a derivative liability on the second tranche in the amount of $614,000. For the three months ended March 31, 2022 and 2021, the Company recorded a Change in Fair Value of the Derivative Liability in the amount of ($953,100) and $426,680, respectively. The derivative liability balance on the Iliad Research note at March 31, 2022 and December 31, 2021 was $1,175,000 and $221,900, respectively.

At inception, the fair value of the derivative instrument has been recorded as a liability on the Condensed Consolidated Balance Sheets with the corresponding amount recorded as a discount to the note. The discount was accreted from the issuance date to December 31, 2021, with a corresponding charge to interest expense. The change in the fair value of the derivative liability was recorded in other income or expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, with the offset to the derivative liability on the Condensed Consolidated Balance Sheets. The fair value of the embedded derivative liability was determined using the Monte Carlo Simulation model on the issuance date.

Debt Issuance Costs, Debt Discount and Investment Length Premium:

Debt Issuance Costs consist of fees incurred through securing financing from Iliad Research on March 6, 2019. Debt Discount consists of the discount recorded upon recognition of the derivative liability upon issuance of the first and second tranches. Investment length premium is calculated at a 5% premium on the outstanding balance when the note is still outstanding at (a) eighteen months from the effective date, (b) twenty-four months from the effective date, and (c) thirty months from the effective date.

Debt issuance costs, debt discount and investment length premium are amortized to interest expense over the term of the related debt using the effective interest method. Total amortization expense for the three months ended March 31, 2022 and 2021 was $285,870 and $224,130, respectively.

(B) Mortgage Note Payable – collateralized

In 2018, PharmCo 901 closed on the purchase of land and building located at 400 Ansin Boulevard, Hallandale Beach, Florida. The purchase price was financed in part through a mortgage note and security agreement entered into with a commercial lender in the amount of $1,530,000. The promissory note is collateralized by the land and building, bears interest at a fixed rate of 4.75% per annum, matures on December 14, 2028 and is subject to a prepayment penalty. Principal and interest will be repaid through 119 regular payments of $11,901 that began in January 2019, with the final payment of all principal and accrued interest not yet paid on December 14, 2028. Note repayment is guaranteed by Progressive Care Inc. The balance outstanding on the mortgage payable was $1,287,311 and $1,307,562 at March 31, 2022 and December 31, 2021, respectively.

(C) Note Payable – Uncollateralized

As of March 31, 2022 and December 31, 2021, the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(D) Note Payable – Collateralized

In September 2019, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to pay off a capital lease obligation on pharmacy equipment in the amount of $85,429. The terms of the promissory note payable require 48 monthly payments of $2,015, including interest at 6.5%. The balance outstanding on the note payable was $34,453 and $39,913 at March 31, 2022 and December 31, 2021, respectively. The promissory note is secured by equipment with a net book value of $30,857 and $35,729 at March 31, 2022 and December 31, 2021, respectively.

In April 2021, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of $29,657. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding at March 31, 2022 and December 31, 2021 on the note payable was $11,534 and $12,319, respectively. The remaining equipment was written off during September 2021.

(E) U.S. CARES Act PPP Loans – Uncollateralized

The Paycheck Protection Program (“PPP”), established as part of the Coronavirus Aid, Relief and Economic Security Act (“U.S. CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight-weeks or twenty-four-weeks as long as the borrower used the loan proceeds for eligible purposes, including payroll, mortgage interest payments, employee benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week or twenty-four week periods. The unforgiven portion of the PPP loans are payable over two or five years at an interest rate of 1%, with a deferral of payments for the first nine months. Thereafter, any unforgiven principal and interest are payable in 18 equal monthly installments.

The Company applied for forgiveness of the PPP loan received by PharmCo 1103 in April 2020 in the amount of $421,400 and on January 7, 2021, received notification from the lender that the U.S. Small Business Administration approved the forgiveness of the U.S. CARES Act PPP Loan for PharmCo 1103. The debt forgiveness in the amount of $421,400 is recorded as a Gain on Debt Extinguishment in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2021.

Future principal maturities of notes payable are as follows:

Year	Amount
2022 (nine months)	$137,956
2023	2,403,640
2024	93,408
2025	96,228
Thereafter	956,301
Total	$3,687,533

Interest expense on these notes payable exclusive of debt discount and debt issue cost amortization, was $172,642 and $95,669 for the three months ended March 31, 2022 and 2021, respectively.

Note 10. Lease Obligations

The Company has entered into a number of lease arrangements under which we are the lessee. Three of our leases are classified as finance leases and three of our leases are classified as operating leases. In addition, we have elected the short-term lease practical expedient in ASC Topic 842 related to real estate leases with terms of one year or less and short-term leases of equipment used in our pharmacy locations. The following is a summary of our lease arrangements.

Finance Leases

In May 2018, the Company entered into a finance lease obligation to purchase pharmacy equipment with a cost of $114,897. The terms of the lease agreement require monthly payments of $1,678 plus applicable tax over 84 months ending March 2025 including interest at the rate of 6%. The finance lease obligation is secured by equipment with a net book value of $50,601 and $54,706 at March 31, 2022 and December 31, 2021, respectively.

The Company assumed an equipment finance lease obligation for medication dispensing equipment from the acquisition of PharmCo 1002 in July 2018. The lease expired in March 2022. The finance lease obligation was secured by equipment with a net book value of $0 at March 31, 2022 and December 31, 2021, respectively.

In December 2020, the Company entered into an interest-free finance lease obligation to purchase computer servers with a cost of $50,793. The terms of the lease agreement require monthly payments of $1,411 plus applicable tax over 36 months ending November 2023. The finance lease obligation is secured by equipment with a net book value of $28,218 and $32,451 at March 31, 2022 and December 31, 2021, respectively.

Operating Leases

The Company entered into a lease agreement for its Orlando pharmacy on August 1, 2020 (the lease commencement date). The term of the lease is 66 months with a termination date of February 1, 2026. The lease agreement calls for monthly payments that began on February 1, 2021, of $4,310, with an escalating payment schedule each year thereafter.

The Company leases its North Miami Beach pharmacy locations under an operating lease agreement with a lease commencement date on September 1, 2021. The term of the lease is 60 months with a termination date of August 31, 2026. The lease calls for monthly payments of $5,237, with an escalating payment schedule each year thereafter.

The Company also leases its Palm Beach County pharmacy locations under operating lease agreements expiring in March 2024.

The Company recognized lease costs associated with all leases as follows:

	For the Three Months Ended March 31,
	2022	2021
Operating lease cost:
Fixed rent expense	$47,377	$207,272
Finance lease cost:
Amortization of right of use assets (included in depreciation expense)	8,336	8,336
Interest expense	869	1,990
Total Lease Costs	$56,582	$217,598

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,260	$49,853
Financing cash flows from finance leases	9,619	15,286
Total cash paid for lease liabilities	$39,879	$65,139

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets, net	$559,051	$595,790

Operating lease liabilities:
Current portion	153,404	149,744
Long-term portion	438,989	469,665

Finance leases:
Finance lease right-of-use assets, net	78,821	87,156

Finance lease liabilities:
Current portion	34,230	33,976
Long-term portion	49,159	57,814

Maturities of lease liabilities were as follows:

Year	Finance Lease	Operating Lease	Total Future Lease Commitments
2022 (nine months)	$27,805	$132,284	$160,089
2023	35,662	181,787	217,449
2024	20,142	144,583	164,725
2025	5,035	134,933	139,968
2026	-	53,459	53,459
Total lease payments to be paid	88,644	647,046	735,690
Less: Future interest expense	(5,255)	(54,653)	(59,908)
Lease liabilities	83,389	592,393	675,782
Less: current maturities	(34,230)	(153,404)	(187,634)
Long-term portion of lease liabilities	$49,159	$438,989	$488,148

Note 11. Stockholders’ (Deficit) Equity

Preferred Stock

The Series A preferred stock is a non-dividend producing instrument that ranks superior to the Company’s common stock. Each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding common stock and Preferred Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.

With respect to all matters upon which stockholders are entitled to vote or to which shareholders are entitled to give consent, the holders of the outstanding shares of Series A Preferred Stock shall vote together with the holders of common stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Certificate of Incorporation or By-laws.

On July 11, 2014, the board of directors approved the issuance of 51 shares of the Company’s Series A Preferred Stock to a certain employee of the Company, which is equal to 50.99% of the total voting power of all issued and outstanding voting capital of the Company in satisfaction of $20,000 in past due debt. On October 15, 2020, the preferred shares were transferred to a trust whose beneficiary is related to the employee. These issued shares of preferred stock are outstanding as of March 31, 2022 and December 31, 2021.

Note 12. Commitments and Contingencies

Legal Matters

On May 3, 2022, a complaint was filed by the Plaintiff Positive Health Alliance, Inc. (“PHA”) against PharmCo LLC, a wholly owned subsidiary of the Company, in the U.S. Circuit Court of Miami Dade, Florida, alleging that defendant failed to pay amounts due and owing to PHA under the parties’ contract for discounted prescription drugs. PHA is seeking judgment against PharmCo for compensatory damages in the amount of $407,502.97, plus attorneys’ fees and costs. Settlement negotiations with PHA are ongoing. The $407,502.97 was recorded in Accounts Payable and Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021.

Note 13. Related Party Transactions

During the years ended December 31, 2021, and 2020, the Company had a consulting arrangement with Spark Financial Consulting (“Spark”), which is a consulting company owned by an employee and beneficial shareholder of the Company. Spark provides business development services including but not limited to recruiting, targeting and evaluation of potential mergers and acquisitions, finding third party contractors and assisting with related negotiations in exchange for a monthly fee of $16,000 in 2021. Additionally, Spark may be entitled to additional fees for additional consulting services. During the three months ended March 31 and 2021, the Company paid Spark $48,000. The agreement was terminated during the third quarter of 2021.

The Company has an employment agreement (the “Agreement”) with a certain pharmacist, Head of the Compounding Department, who is the first paternal cousin to the beneficial shareholder and employee of the Company. In consideration for duties performed including but not limited to marketing, patient consultation, formulary development, patient and physician education, training, recruitment, sales management, as well as pharmacist responsibilities, the Company agreed to provide monthly compensation of $15,000 or $10,000 per month plus 5% commission on monthly gross profits generated by the Compounding Department, whichever is greater. During the three months ended March 31 2021, payments to the pharmacist was $30,245. The agreement was terminated during the third quarter of 2021.

Note 14. Retirement Plan

The Company sponsors a 401(k) retirement plan (“the Plan”) covering qualified employees of PharmCo 901, PharmCo 1002 and FPRX, as defined. Employees who have been employed more than one year are eligible to participate in the Plan. Through March 31, 2021, the Company matched the employee’s contribution up to a maximum of 3% of the eligible employee’s compensation. The Company contributed approximately $0 and $2,200 in matching contributions for the three months ended March 31, 2022 and 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends” or similar expressions. We strongly encourage investors to carefully read the section entitled “Risk Factors” in our Form 10-12G filed April 7, 2022 for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Overview

Progressive Care Inc. was incorporated under the laws of the state of Delaware on October 31, 2006 under the name Progressive Training, Inc. We changed our name to Progressive Care Inc. in connection with a merger with Progressive Care Inc. on November 23, 2010. Progressive, through its wholly-owned subsidiaries, PharmCo, LLC (referred to as “PharmCo 901”), Touchpoint RX, LLC doing business as PharmCo Rx 1002, LLC (referred to as “PharmCo 1002”), Family Physicians RX, Inc. doing business as PharmCoRx 1103 and PharmCoRx 1204 (referred to as “FPRX” historically or “PharmCo 1103” and “PharmCo 1204” currently) (pharmacy subsidiaries collectively referred to as “PharmCo”), ClearMetrX Inc., and RXMD Therapeutics, Inc (collectively with all entities referred to as the “Company” or “we”) is a personalized healthcare services and technology company which provides prescription pharmaceutical and risk and data management services to healthcare organizations and providers.

We provide Third Party Administration (“TPA”), data management, COVID-19 related diagnostics and vaccinations, prescription pharmaceuticals, compounded medications, tele-pharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long term care facilities, medication adherence packaging, contracted pharmacy services for 340B Covered Entities under the 340B Drug Discount Pricing Program, and health practice risk management. We are focused on improving lives of patients with complex chronic diseases through a patient and provider engagement and our partnerships with payors, pharmaceutical manufacturers and distributors. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost drugs.

PharmCo provides contracted pharmacy services for 340B Covered Entities under the 340B Drug Discount Pricing Program. Under the terms of these agreements, we act as a pass through for reimbursements on prescription claims adjudicated on behalf of the 340B Covered Entities in exchange for a dispensing fee per prescription. These fees vary by the covered entity and the level of service provided by us.

The COVID-19 pandemic has created several hurdles for the pharmacy industry, but our history of patient care management and same-day free home delivery resulted in more recommendations from physicians and new patients using our pharmacies. We currently own and operate four pharmacies, which generate most of our revenues Our prescriptions revenues were 86% and 90% of total revenues for the three months ended March 31, 2022 and 2021, respectively.

Our revenue is derived from customized care management programs, Medication Therapy Management (“MTM”) services we deliver to our patients, including the dispensing of their medications. We also provide patient health risk reviews and free same-day delivery.

Our focus is on complex chronic diseases that generally require multiyear or lifelong therapy, which drives recurring revenue and sustainable growth. Our pharmacy services revenue growth is from our expanding breadth of services, new drugs coming to market, new indications for existing drugs, volume growth with current clients, and addition of new customers due to our focus on higher patient engagement, benefit of free delivery to the patient, and clinical expertise. We also expect expanded revenue growth through the signing of new contract pharmacy service and data management contracts with 340B Covered Entities and expansion of data management and analytics services to healthcare organizations.

We formed ClearMetrX in June 2020, the Company’s first wholly-owned data management company with services designed to support health care organizations across the country. We believe Artificial Intelligence (“AI”) will improve preventive healthcare by helping physicians make informed decisions in the medication therapy management process. Through ClearMetrX, third party administrative and data management fees for the three months ended March 31, 2022 and 2021, was approximately $0.1 million and $0.2 million, respectively. These fees have gross margins significantly greater than those generated from our pharmacy operations. ClearMetrX focuses on providing insights and technological development. The Company has transitioned data service customers from the pharmacies to the ClearMetrX platform to better scale the products and improve the capabilities of existing analytics options.

According to data provided to Drug Channels by HRSA, discounted 340B purchases were at least $38.8 billion in 2020 with an overall growth rate of 217% over the past five years. ClearMetrX includes data management and TPA services for 340B Covered Entities, pharmacy analytics, and programs to manage HEDIS Quality Measures including Medication Adherence. These offerings cater to the glaring need for frontline providers to understand best practices, patient behaviors, care management processes, and the financial mechanisms behind these decisions. We provide data access, and also deliver actionable insights that providers and support organizations can use to improve their practice and patient care. The Company’s TPA services include management of wholesale accounts and contract pharmacies, patient eligibility with regard to the 340B drug program, development and review of 340B policies and procedures, and management of receivables.

We have isolated and prioritized key marketing methods which have yielded the lowest cost of customer acquisition and the most opportunity for growth. Social media, website maintenance, and thought leadership are being optimized to promote brand awareness and recognition, which increases the likelihood of securing physician referrals and customer loyalty.

For the three months ended March 31, 2022 and 2021, we recognized overall revenue from operations of approximately $10.1 million and $9.6 million, respectively, which included revenue from COVID-19 testing of approximately $1.3 million and $0.6 million for the same period in 2022 and 2021, respectively. Prescription revenue for the three months ended March 31, 2022 was flat when compared to the same period in 2021. We have filled approximately 111,000 and 116,000 prescriptions during the three months ended March 31, 2022 and 2021, respectively, a 4% period over period decrease in the number of prescriptions filled. The decrease in the number of prescriptions filled was due to our continued effort to decrease operating expenses as it relates to delivery costs by synchronizing dispensing of medications to the extent that we minimize the number of trips necessary to one patient. The synchronization of medication necessitates coordination of patient refills to ensure all patient prescriptions are dispensed at the same time and therefore cause a delay in some refills to be dispensed later. This might have a short-term impact on the overall number of prescriptions dispensed, however, it makes it simpler for the patient to manage multiple medications and provides us with the opportunity to manage costs associated with deliveries as well as providing a more productive workflow for our pharmacy team. The decrease in the number of dispensed prescriptions during first quarter of 2022 has also been adversely impacted by the recent changes in the Gilead PREP program for uninsured patients and the reenrollment requirements.

Dispensing fee and third-party administration revenue earned on our 340B contracts for the three months ended March 31, 2022, and 2021 were $0.4 million and $0.7 million, respectively, and decreased by $0.3 million for the three months ended March 31, 2022 when compared to the same period in 2021. The decrease is due to a significant decrease in the reimbursement rates for uninsured patients enrolled in the Gilead PREP program effective beginning the first quarter of 2022 that had an overall unfavorable impact on our 340B contract revenue in the amount of $0.2 million. We believe the decrease in 340B contract revenue will recover during the second quarter of 2022 as our existing covered entities continue enrolling patients in alternative programs and insurance plans that provide greater reimbursements.

We continue to experience an overall reduction in the gross profit per drug prescribed predominantly in high cost brand drugs where in many cases reimbursements are at or below dispensed drug costs. Our gross profit per prescription continued to be eroded through increases in contractual rate adjustments such as generic and brand effective rates. We continue to promote the health and well-being of the community through ensuring necessary medications are received by the patient regardless of cost to us, and we are working with physicians and patients alike to optimize medication practices to dispense drugs that do not result in losses.

Management expects that future growth will be driven by new data management and virtual healthcare service lines; expansion of 340B Covered Entities Third Party Administrative services; market penetration in existing geographies; development of enhanced healthcare B2B services; development of cash based products and services; and continued implementation of MTM protocols.

We also expect future acquisitions, which could provide continued expansion into new market territories; diversification into direct healthcare service relationships and cash based products; concentrated efforts toward developing our compliance and adherence services provided to medical providers; and enhancement of technological opportunities that boost loyalty and customer satisfaction.

Additionally, profitability and cash flow will be positively impacted by the elimination of non-recurring expenses and diversification to revenue streams outside of the third-party insurance payor model.

In February 2021, we entered into a service agreement with EagleForce Health, LLC to integrate its proprietary telehealth platform, called “myVax”, and develop a platform for the Company’s Digital Passport for COVID-19 testing and vaccination results. The platform was launched on July 20, 2021 and is capable of managing an individual’s COVID-19 vaccine and test records. The Company has been able to build an Ecosystem that allows a patient, employer, or coordinator in-charge to chat with the company’s support team, schedule a test, pay for the test, and at the point of arrival to the site by scanning a QR code from a mobile devise create a profile and access test results. Using the same Ecosystem, the companies support staff is able to manage the entire patients journey and provide automated reporting of the results to regulatory authorities, supervisors and coordinators in-charge. Once a PharmcoRx myVax profile has been created, patients have a secure way to store health records, including testing records, vaccination records, medications, vitals, and passport data. It is also capable of tracking vital health data from smart watches and other smart devices. The myVax Passport serves as an easy and secure way to store and manage verifiable COVID-19 related records for traveling or work purposes.

COVID-19 Pandemic

Global health concerns relating to the outbreak of COVID-19 continue to have an impact on the economies of the U.S. and around the world. We believe COVID-19’s impact on our business, financial condition and operating results primarily will be driven by the geographies impacted and the severity and duration of the pandemic, as well as the pandemic’s impact on the U.S. and global economies, consumer behavior and health care utilization patterns. In addition, the outbreak has resulted in authorities implementing numerous measures to reduce the transmission of the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. These measures may not effectively combat the severity and/or duration of the COVID-19 pandemic. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We will continue to work diligently with our partners and stakeholders to continue supporting patient access to their prescribed medications to the extent safe to do so for patients, caregivers and healthcare practitioners, as well as ensuring the continuity of our supply chain. Specific COVID-19 related impacts on the Company for the three months ended March 31, 2022 and 2021, are further described below.

During the third quarter of 2020, the Company launched an aggressive expansion of its COVID-19 testing service registered through the FDA under its Emergency Use Authorization (“EUA”) guidelines, featuring Polymerase Chain Reaction (“PCR”) and Antigen testing systems that produces rapid detection of the SARS-CoV-2 virus, and Antibody testing to detect the presence of IGG and IGM antibodies in the blood with market-leading accuracy in 15 to 45 minutes. The systems we use for Rapid Detection of the SARS-CoV-2 virus is a molecular test using a lab technique called PCR, an antigen-based testing system designed to detect proteins from the virus that causes COVID-19, and COVID-19 IgG/IgM Rapid Test Cassette authorized for the detection of antibodies to SARS-CoV-2 in human venous whole blood. The Company provides these new testing systems to patients at its North Miami Beach, Hallandale Beach, Palm Springs and Orlando locations. Our testing sites are equipped with analyzers capable of detecting positive or negative COVID-19 results within minutes. Each site is operated by clinically trained Pharmacy staff and administering tests on and off site. The Company has established a reputation of a reliable testing partner and currently provides testing services to international travelers and international airlines, chain restaurants, US and international production and entertainment companies, and local healthcare communities. The Company has been able to build an Ecosystem that allows a patient, employer, or coordinator in-charge to chat with the company’s support team, schedule a test, pay for the test, and at the point of arrival to the site by scanning a QR code from a mobile devise create a profile and access test results. Using the same Ecosystem, the companies support staff is able to manage the entire patients journey and provide automated reporting of the results to regulatory authorities, supervisors and coordinators in-charge.

For the three months ended March 31, 2022 and 2021, we have earned approximately $1.3 million and $0.6 million, respectively from COVID-19 testing. We have recorded record COVID-19 testing revenue in January 2022 as the country was dealing with the Delta and Omicron outbreak during that period. Since January 2022 the cases of COVID-19 infections and demand for COVID-19 testing have slowed down. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a highly reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known productions companies and these relationships provide us with recurring COVID-19 testing revenue.

During April 2021, we received a large inventory of the Moderna vaccine, which represent 2,000 doses and began distribution to customers. The Company is providing vaccinations at the pharmacy locations as well as administering vaccines at locations such as long-term care facilities, clinics, community centers and vaccination events carried out in partnership with various community organizations. We are also playing an imperative role in helping to educate our patients and the residents of our surrounding communities on the safety, importance, and value of vaccinations that protects against COVID-19.

Products and Services and their Markets

Pharmacy operations

We provide prescription pharmaceuticals, compounded medications, tele-pharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long term care facilities, contracted pharmacy services for 340B Covered Entities under the 340B Drug Discount Pricing Program, and health practice risk management. We improve the lives of patients with complex chronic diseases through our partnerships with patients, payors, pharmaceutical manufacturers and distributors, and physicians. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost drugs. We also provide patient health risk reviews and free same-day delivery. On a trailing twelve months we fill on average approximately 37,000 prescriptions per month. We believe we are well positioned to continue expanding our market share in the pharmacy industry.

We offer a variety of value-added services for no additional charge that further encourage satisfaction across all medication stake holders and enhance loyalty and key performance metrics. These services include language support for broad demographics, prior authorization assistance, same-day home-medication delivery, on site provider consultation services, reporting and analytics, customized medication adherence packaging solutions, and patient advocacy. Our pharmacies accept most major insurance plans and provide access to co-pay assistance programs, discount and manufacturer coupons, and competitive cash payment options. We sell common blood pressure, statin and other common drugs, and dispense either brand name or generic drugs according to the doctor’s prescription. We also offer e-commerce of over-the-counter products, certain disease testing, and vaccinations.

We enhance patient adherence to complex drug regimens, collect and report data, and ensure effective dispensing of medications to support the needs of patients, providers, and payors. Our patient and provider support services ensure appropriate drug initiation, facilitate patient compliance and persistence, and capture important information regarding safety and effectiveness of the medications that we dispense.

We provide contracted pharmacy services for 340B Covered Entities under the 340B Drug Discount Pricing Program. The drugs are owned by the 340B Covered Entity up until sale, so we do not incur out of pocket costs for this drug inventory. Under the terms of these agreements, we act as a pass through for reimbursements on prescription claims adjudicated on behalf of the 340B Covered Entities and receive a dispensing fee per prescription. These fees vary by the covered entity and the level of service we provide.

For our Long-Term Care customers, we provide purchasing, custom packaging and dispensing of both prescription and non-prescription pharmaceutical products. We utilize a best practice unit-of-dose packaging system as opposed to the traditional vials, using the same robotic packaging systems currently used by chain, mail order, and large-scale pharmacies. We also provide computerized maintenance of patient prescription histories, third party billing and consultant pharmacist services. Our consultant pharmacy services consist primarily of evaluation of monthly patient drug therapy, as well as monitoring the institution’s drug distribution system.

We currently deliver prescriptions to Florida’s diverse population and ship compounded medications to patients in states where we hold non-resident pharmacy licenses as well. We hold a community pharmacy permit in Florida and we hold non-resident pharmacy licenses that allow us to dispense to patients in the following states: Arizona, Colorado, Connecticut, Georgia, Illinois, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, and Utah. We are able to dispense to patients in the state of Massachusetts without a non-resident pharmacy license because Massachusetts does not require such a license for these activities.

Data Management Services

Global healthcare systems have been taxed in recent years with aging populations seeking care in greater numbers. Big data and analytics have seen large increases in the market as healthcare stakeholders seek to use information to increase efficiency, lower costs, improve patient outcomes, and innovate. Frontline and independent providers have benefitted from improvements to their digital systems, but data insights are a rare commodity. Regardless of size, digitization of healthcare as global trend will encourage the usage of data analytics to improve care and allow us to compete in an intense healthcare market. Per Fortune Business Insights Report on the Healthcare Analytics Market, the healthcare analytics market size is projected to reach $80.2 billion by 2026, exhibiting a compound annual growth rate of 27.5%.

Through our wholly owned subsidiary, ClearMetrX, we offer data management and reporting services to support health care organizations. Our 340MetrX offering includes data management and TPA services for 340B Covered Entities, pharmacy analytics, and programs to manage HEDIS Quality Measures including medication adherence. These offerings address the glaring need for frontline providers to understand best practices, patient behaviors, care management processes, and the financial mechanisms driving decisions. We deliver data access and actionable insights that providers and support organizations can use to improve their practice and patient care.

Industry Overview and Market Opportunities

Pharmacy operations

The retail pharmacy and pharmaceutical wholesale industries are highly competitive and dynamic and have experienced consolidation and an evolving competitive landscape in recent years. Prescription drugs play a significant role in healthcare, constituting a first line of treatment for many medical conditions. New and innovative drugs will improve quality of life and control healthcare costs.

The U.S. retail pharmacy industry relies significantly on private and governmental third-party payors. Many private organizations throughout the healthcare industry, including PBM companies and health insurance companies, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power. Third-party payors, including the Medicare Part D plans and the state-sponsored Medicaid and related managed care Medicaid agencies in the United States, can change eligibility requirements or reduce certain reimbursement rates.

Changes in law or regulation can also impact reimbursement rates and terms. The Patient Protection and Affordable Care Act was enacted to help control federal healthcare spending, including for prescription drugs. These changes at the federal and state level are generally expected to reduce Medicaid reimbursements in the U.S. When third-party payors or governmental authorities take actions that restrict eligibility or reduce prices or reimbursement rates, sales and margins in the retail pharmacy industry could be reduced. In some cases, these possible adverse effects may be partially or entirely offset by controlling inventory costs and other expenses, dispensing higher margin generics, finding new revenue streams through pharmacy services or other offerings, dispensing a greater volume of prescriptions or any combination of these actions.

Generic prescription drugs have continued to help lower overall costs for customers and third-party payors. In the U.S. in general, generic versions of drugs generate lower sales dollars per prescription, but higher gross profit percentages, as compared with patent-protected brand name drugs. In general, in the U.S., specialty prescription business is also growing and generates higher sales dollars per prescription, but lower gross margin, as compared to generic prescription drugs.

Pharmacists are on the frontlines of the healthcare delivery system, and we believe rising healthcare costs and the limited supply of primary care physicians present opportunities for pharmacists and retail pharmacies to play an even greater role in driving positive outcomes for patients and payors through expanded service offerings such as immunizations and other preventive care, healthcare clinics, pharmacist-led medication therapy management and chronic condition management.

Pharmaceuticals represent a significant and growing total addressable healthcare market. The pharmaceutical market experienced significant growth in recent years as complex chronic conditions, care coordination, technology-enabled patient care, biotechnology research and outcomes-based healthcare have increased in focus.

In light of accelerating usage of mail order and delivery-based services, both before and after the global COVID-19 pandemic, we believe the market for personalized and convenient care access is increasing. We have provided same-day and next-day home delivery services over the past 15 years of our operations. We are uniquely positioned in Florida to gain an increasing market share among a broad demography of patients due to our high-performance scores and value-added services. Additionally, we see value in the opportunity to create strategic partnerships, acquire synergistic operations and expand current operations to round out pharmacy capabilities which could include specialty medications, sterile compounding, and mail-order.

Virtual healthcare services and healthcare technologies

Virtual healthcare services, or Telehealth, is a growing segment of the healthcare sector. It involves remotely exchanging patient data between locations for purposes of obtaining assistance in monitoring and diagnosing. Telehealth allows the healthcare practitioner to easily offer their services on consultation, care management, diagnosis, and self-management services using information and communication technologies. These services are being offered through various modes of delivery, such as on-premise, web-based, and cloud-based delivery. A growing population over the age of 65, the increase in the number of chronic diseases, and a rise in demand for home monitoring devices are the major drivers which are likely to aid the growth of the telehealth market.

In the U.S. and globally there has been a surge in interest in digital health services as the COVID-19 pandemic upended the traditional practice of medicine. The pandemic has encouraged accelerating adoption of digital and remote health technologies by providers, and patients have seen the value in using virtual care services for routine care and consultation. Increased usage of these services has shown new methodologies for reducing healthcare spending and increasing access to patients in both rural and urban settings. CMS has recently adopted CPT codes to allow physicians to bill for virtual healthcare encounters. While those codes are initially expected to be temporarily tied to the pandemic, industry experts anticipate broader adoption of insurance acceptance of virtual healthcare claims as the broader market seeks to use the services to perform triage, lower backlogs, and increase access at lower costs than traditional healthcare encounters.

Virtual healthcare today centers on singular health encounters on an as-needed basis with limited integration into the overall care management plan of the practice or the patient. We see a widening gulf between the intent of virtual care services and actual application. Market opportunities exist for us to leverage existing core competencies in remote patient monitoring and home-based care management to enhance the quality of health services provided virtually, increase connectivity and integration, and focus on the intrinsic value of the relationship between physician and patient.

A growing trend involves the capturing of personal health data by smartphone apps and wearable technology. A patient can easily mislead a care provider on a questionnaire regarding what they ate or how much they exercised, but a wearable device can track and transmit healthcare data in real time without being manipulated. Getting access to personal health and fitness data could favorably impact follow-up care, too, as medical professionals are better able to monitor and communicate with patients after they are discharged from care. Patients may be able to address follow-up care without having to go back to the doctor’s office or hospital, saving them time and saving the clinic or hospital money. Better follow-up care is key to lowering hospital readmission rates.

In the current environment, healthcare information is increasingly fragmented with numerous electronic healthcare record platforms, virtual care systems, pharmacy software, and data silos and transmitters which lack fundamental integration. Healthcare stakeholders are often at odds about proper care techniques and this lack of alignment increases burdens on providers and patients alike and is associated with decreasing satisfaction with healthcare services and negative health outcomes. We believe our unique vision of pharmacy enabled health technology will lead the way to independent and integrated health systems.

Data Management Services

The latest trend in healthcare is to use data to improve patient outcomes and quality of life – a practice known as “Applied Health Analytics”. “Data analytics” refers to the practice of aggregating large data sets and analyzing them to draw important insights and recommendations. This process is increasingly aided by new software and technology that facilitates the examination of large volumes of data to detect hidden information.

In the context of the increasingly data-reliant health care system, data management services can help derive insights on systemic wastes of resources, track individual practitioner performance, and identify people within the population that are most at risk for chronic diseases. With this information, the healthcare system can more efficiently allocate resources to deliver individualized patient care at lower costs, improve the health of the population and maximize revenues and margin in the healthcare system.

Insurance companies and healthcare providers are also working to use medical data to identify and better manage high-risk, high-cost patients. Insurance companies and self-funded organizations want to identify these patients to provide early interventions that could keep patients in better health and reduce medical costs later. Another sophisticated use of this kind of healthcare data could be to use algorithms with ICU patients to foresee who is more at risk for readmission. Medical staff can then take different, proactive measures as necessary to try to lower that risk of readmission, such as precise discharge instructions, different prescriptions, or a specific follow-up visit schedule.

We have a different approach to data and how to incorporate it into business and professional practice. The goal of all businesses with access to large data collections should be to harness the most relevant data and use it for optimized decision making. ClearMetrX focuses on using data-driven analytic tools to identify insights targeting three key areas where we see the potential to improve patient outcome and maximize revenue and margin for our clients:

1.	Improving medication adherence. Increasing patients’ adherence to medication treatment plans means they will be healthier, reducing costly advanced treatment claims for those patients. Third party payors will see lower claim payments, and the physicians are rewarded with higher reimbursement under managed care contracts with third party payors.

2.	Improving patient engagement with their physicians. Reducing abandonment while nurturing patients to comply with their therapy through education, reminder, and medication synchronization will improve refill rates, resulting in healthier outcomes.

3.	Optimizing operational efficiency and costs.

The data that will be provided to our physicians’ practices will help doctors to meet third party payor performance goals which will improve reimbursement payments from third party payors.

RESULTS OF OPERATIONS

Results of Operations for three months ended March 31, 2022 and 2021.

The following table summarizes our results of operations:

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Total revenues, net	$10,050,995	$9,604,464	$446,531	5%
Total cost of revenue	7,670,390	7,173,075	497,315	7%
Total gross profit	2,380,605	2,431,389	(50,784)	-2%
Operating expenses	2,516,162	3,075,065	(558,903)	-18%
Loss from operations	(135,557)	(643,676)	508,119	-79%
Other (loss) income	(1,225,919)	675,637	(1,901,556)	-281%
(Loss) income before provision for income taxes	(1,361,476)	31,961	(1,393,437)	4360%
Provision for income taxes	-	(5,109)	5,109	100%
Net (loss) income	$(1,361,476)	$26,852	$(1,388,328)	5170%

For the three months ended March 31, 2022 and 2021, we recognized overall revenue from operations of approximately $10.1 million and $9.6 million, respectively. Net pharmacy revenues increased by approximately $0.4 million for the three months ended March 31, 2022 when compared to the same period in 2021. For the three months ended March 31, 2022, the increase in revenue was mainly attributable to an increase in COVID-19 testing revenue of $0.7 million which was offset by a decrease in 340B contract revenue of $0.3 million, when compared to the same period in 2021. Prescription revenue for the three months ended March 31, 2022 was flat as compared to the same period in 2021.

Gross profit margins decreased from 25% for the three months ended March 31, 2021, to 24% when compared to the same period in 2022, largely due to the decrease in 340B contract revenue.

The loss from operations decreased by approximately $0.5 million for the three months ended March 31, 2022, when compared to the same period in 2021, because of decreases in overall operating expenses.

Revenue

Our revenues were as follows:

	Three Months Ended March 31,
	2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Prescription revenue	$8,605,882	86%	$8,631,048	90%	$(25,166)	-%
340B contract revenue	387,956	4	724,498	8	(336,542)	-46
Testing revenue	1,291,017	13	553,274	6	737,743	133
Rent and other revenue	207	-	5	-	202	4040
	10,285,062	102	9,908,825	103	376,237	4
PBM Fees	(234,067)	-2	(304,237)	-3	70,170	-23
Sales returns	-	-	(124)	-	124	-100
Revenues, net	$10,050,995	100%	$9,604,464	100%	$446,531	5%

For the three months ended March 31, 2022 and 2021, we recognized overall revenue from operations of approximately $10.1 million and $9.6 million, respectively. Net pharmacy revenues increased by approximately $0.4 million for three months ended March 31, 2022 when compared to the same period in 2021. For the three months ended March 31, 2022, the increase in net pharmacy revenues was mainly attributable to an increase in COVID-19 testing revenue of $0.7 million which was offset by a decrease in 340B contract revenue of $0.3 million when compared to the same period in 2021. Prescription revenue for the three months ended March 31, 2022 was flat as compared to the same period in 2021.

Prescription revenues represented 86% and 90% of all revenue for the three months ended March 31, 2022 and 2021, respectively. Prescriptions revenues as a percentage of total net revenues for the three months ended March 31, 2022, have decreased when compared to 2021 due to the increase in revenue from COVID-19 testing in 2021. Revenue from 340B contracts is 4% and 8% as a percentage of total net revenues for the three months ended March 31, 2022 and 2021, respectively. Dispensing fee and third-party administration revenue earned on our 340B contracts for the three months ended March 31, 2022, and 2021 were $0.4 million and $0.7 million, respectively, and decreased by $0.3 million for the three months ended March 31, 2022, when compared to the same period in 2021. The decrease is due to a significant decrease in the reimbursement rates for uninsured patients enrolled in the Gilead PREP program effective beginning the first quarter of 2022 that had an overall unfavorable impact on our 340B contract revenue in the amount of $0.2 million. We believe the decrease in 340B contract revenue will recover during the second quarter of 2022 as our existing covered entities continue enrolling patients in alternative programs and insurance plans that provide greater reimbursements.

We have filled approximately 111,000 and 116,000 prescriptions during the three months ended March 31, 2022 and 2021, respectively, a 4% period over period decrease in the number of prescriptions filled. The decrease in the number of prescriptions filled was due to our continued effort to decrease operating expenses as it relates to delivery costs by synchronizing dispensing of medications to the extent that we minimize the number of trips necessary to one patient. The synchronization of medication necessitates coordination of patient refills to ensure all patient prescriptions are dispensed at the same time and therefore cause a delay in some refills to be dispensed later. This might have a short-term impact on the overall number of prescriptions dispensed, however, it makes it simpler for the patient to manage multiple medications and provides us with the opportunity to manage costs associated with deliveries as well as providing a more productive workflow for our pharmacy team. The decrease in the number of dispensed prescriptions during the first quarter of 2022 has also been adversely impacted by the recent changes in the Gilead PREP program for uninsured patients and the reenrollment requirements.

For the three months ended March 31, 2022 and 2021, we have earned approximately $1.3 million and $0.6 million, respectively from COVID-19 testing. We have recorded record COVID-19 testing revenue in January 2022 as the country was dealing with the Delta and Omicron outbreak during that period. Since January 2022 the cases of COVID-19 infections and demand for COVID-19 testing have slowed down. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a highly reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known productions companies and these relationships provide us with recurring COVID-19 testing revenue.

Operating Expenses

Our operating expenses decreased by approximately $0.6 million, or 18%, for the three months ended March 31, 2022 when compared to the same period in 2021. The decrease was mainly attributable to the following:

●	Decrease in salaries, wages an employee related expenses due to period over period decrease in headcount, and less time invested in training on pharmacy software when compared to 2021 in the amount of $0.1 million;
●	Decrease in consulting fees in the amount of $0.1 million;
●	Decrease in rent expense due to non-recurring leasehold improvement related expenses in the amount of $0.2 million;
●	Decrease in amortization expense due to intangible assets being fully amortized in the amount of $0.1 million;
●	Decrease in other operating expenses in the amount of $0.1 million.

Other (Loss) Income

Other (loss) income increased by approximately $1.9 million for the three months ended March 31, 2022 when compared to the same period in 2021. The increase was mainly attributable to the adverse change in the fair value of derivative liability of $1.4 million, a decrease in gain from debt extinguishment of $0.4 million from the forgiveness of the Paycheck Protection Program (“PPP”) loans, and a reduction in the Iliad Research note from the excess sales of converted common stock during the first and second quarters of 2021 of $0.1 million. The change in fair value in the derivative liability was due to modified assumptions in the valuation model related to the extension of the maturity date of the Iliad Research convertible note.

Net (Loss) Income

We sustained a net loss of $1.4 million for the three months ended March 31, 2022, compared to a net income of $26,852 for the same period in 2021. As discussed above, the increase in net loss is mainly attributable to non-operating items such as gain on debt settlement and loss from the adverse change in the fair value of the derivative liability, offset by a reduction in the loss from operations period over period.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization, share-based compensation, and certain other items that we do not consider indicative of our ongoing operating performance (which items are itemized below). Adjusted EBITDA is a non-GAAP financial measure.

We consider Adjusted EBITDA to be a supplemental measure of our operating performance. We present Adjusted EBITDA because it is used by our Board and management to evaluate our operating performance. It is also used as a factor in determining incentive compensation, for budgetary planning and forecasting overall financial and operational expectations, for identifying underlying trends and for evaluating the effectiveness of our business strategies. Further, we believe it assists us, as well as investors, in comparing performance from period to period on a consistent basis. Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles.

As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP and therefore you should not consider Adjusted EBITDA in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. You should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in the presentation, and we do not infer that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA does not include:

●	depreciation expense from property and equipment or amortization expense from acquired intangible assets (and although they are non-cash charges, the assets being depreciated/amortized will often have to be replaced in the future):

●	interest expense on our debt and capital leases or interest income we earn on cash and cash equivalents;

●	the amounts we paid in taxes or other components of our tax provision (which reduces cash available to us);

●	change in fair value of derivatives;

●	certain expenses associated with our acquisition activities; or

●	the impact of share-based compensation or other matters we do not consider to be indicative of our ongoing operations.

Further, other companies in our industry may calculate Adjusted EBITDA differently than we do and these calculations may not be comparable to our Adjusted EBITDA metric. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net (loss) income attributable to us and our financial results presented in accordance with U.S. GAAP.

The table below presents a reconciliation of the most directly comparable U.S. GAAP measure, net (loss) income attributable to us, to Adjusted EBITDA for the periods indicated below:

	For the Three Months Ended March 31,
	2022	2021
Net (loss) income	$(1,361,476)	$26,852
Interest expense	459,381	321,789
Change in fair value of derivative liability	953,100	(426,680)
Income tax expense	-	5,109
Depreciation and amortization expense	50,641	139,279
Consolidated Adjusted EBITDA	$101,646	$66,349

EBITDA has increased by $35,297 for the three months ended March 31, 2022 when compared to the same period in 2021. The increase is mainly attributable to reductions in certain operating expenses during the three months, which lead to a favorable change in our loss from operations.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2022	2021
Net change in cash from:
Operating activities	$992,804	$49,663
Investing activities	1,562	(111,774)
Financing activities	(18,934)	365,323
Change in cash	$975,433	$303,212
Cash at end of the period	$2,387,540	$2,403,907

Net cash provided by in operating activities totaled $1.0 million and $49,663 during the three months ended March 31, 2022 and 2021, respectively. The operational cash flows were positively impacted by the overall change in working capital for the three months ended March 31, 2022 when compared to the same period in 2021, and the increase was mainly attributable to the increase in COVID-19 testing revenues during the first three months of 2022 when compared to the same period in 2021.

Net cash provided by investing activities was $1,562 for the three months ended March 31, 2022, compared to $0.1 million for the same period in 2021. The cash inflow in 2022 was attributable to the proceeds from disposal of fixed assets, offset by payments made in developing internal use software. The cash outflow in 2021 was attributable to the completion of the construction at 400 Ansin Blvd.

Net cash used in financing activities was $18,934 for the three months ended March 31, 2022, compared to cash provided by financial activities of $0.4 million for the same period in 2021. During 2021, $0.4 million in loan proceeds were received from the U.S. CARES Act compared to $0.0 million loan proceeds received during the same period in 2022.

Liquidity and Capital Resources

Current and Future Financing Needs

We have an accumulated deficit of $9.9 million through March 31, 2022. We have spent, and expect to continue to spend, additional amounts in connection with implementing our business strategy.

We believe that our cash and cash equivalents on hand on March 31, 2022, along with the cash we expect to generate from pharmacy sales and the available funding from our borrowing arrangements, will allow us to operate over the next 12 months. However, additional funding will be necessary to complete our business plan, which includes a planned public offering and an uplisting to a national stock exchange. We also will need additional funding for future expansion initiatives. The actual amount of funds we will need to operate and expand is subject to many factors, some of which are beyond our control. We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include public or private sales of our shares or debt and other sources. We may seek to access the public markets when conditions are favorable due to our long-term capital requirements.

Recent Developments

Exchange of Series A Preferred Stock

On January 7, 2021, we entered into an exchange agreement with the Yelena Braslavskaya 2020 Gift Trust, the holder of all 51 of our outstanding shares of Series A Preferred Stock, to exchange all of the 51 shares of Series A Preferred Stock into an amount equal to 4.6% of the number of shares of our Common Stock issued and outstanding as of the date immediately preceding the date of the filing of a final Amendment to Registration Statement on Form S-1/A filed with the SEC. As of November 3, 2021, the holders of our common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders. Each share of the Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding common stock and preferred stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series A Preferred Stock shall vote together with the holders of common stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Certificate of Incorporation or bylaws. On March 31, 2022 and December 31, 2021, each share of Series A Preferred Stock has voting rights equal to 11,202,837 and 11,119,227 shares, respectively, and on an aggregate basis the 51 shares of Series A Preferred Stock have voting rights equal to 571,344,707 and 567,080,567 shares, respectively. On November 22, 2021, the parties re-executed the exchange agreement and expect to complete the exchange simultaneously with the closing of any firm commitment offering which would have the effect of cancelling all shares of Series A Preferred Stock owned by the Yelena Braslavskaya 2020 Gift Trust. On October 15, 2020, the preferred shares were transferred to a trust whose beneficiary is related to the employee.

Critical Accounting Policies

Revenue Recognition

We recognize pharmacy revenue from dispensing prescription drugs at the time the drugs are physically delivered to a customer or when a customer picks up their prescription or purchases merchandise at the store, which is the point in time when control transfers to the customer. Each prescription claim is considered an arrangement with the customer and is a separate performance obligation. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed electronically. For third-party medical insurance and other claims, authorization to ensure payment is obtained from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained for these sales electronically and a corresponding authorization number is issued by the customers’ insurance provider.

The Company recognizes testing revenue when the tests are performed, and results are delivered to the customer. Each test is considered an arrangement with the customer and is a separate performance obligation. Payment is generally received in advance from the customer.

We record unearned revenue for prescriptions that are filled but not yet delivered at period-end. Billings for most prescription orders are with third-party payers, including Medicare, Medicaid and insurance carriers. Customer returns are nominal. Pharmacy revenues exceeded 86% of total revenue for all periods presented.

We accrue an estimate of fees, including DIR fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known.

Lease Accounting

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), to provide a new comprehensive model for lease accounting. Under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases as off-balance sheet lease arrangements. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. Topic 842 establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the Condensed Consolidated Balance Sheets for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the recognition, measurement, and presentation of expenses in the income statement. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements.

Accounts Receivable and Allowances

Accounts receivable consist of amounts due from third party medical insurance carriers, pharmacy benefit management companies, patients and credit card processors. Management periodically reviews the accounts receivable to assess collectability and estimates potential uncollectible accounts. Accounts receivable are written off after collection efforts have been completed in accordance with our policies. The uncollectible accounts allowance reduces the carrying value of the account receivable.

Inventories

Inventories are located at our four pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out cost (FIFO) or market. Our inventories are maintained on a periodic basis through the performance of physical inventory counts. Our cost of sales is recorded based upon the quantity of prescription drugs dispensed for each prescription filled by our pharmacies and the corresponding unit cost of each drug.

Inventories are comprised of brand and generic pharmaceutical drugs. Our pharmacies maintain a wide variety of different drug classes, known as Schedule II, Schedule III, and Schedule IV drugs, which vary in degrees of addictiveness. Schedule II drugs, considered narcotics by the DEA, are the most addictive; hence, they are highly regulated by the DEA and are required to be segregated and secured in a separate cabinet. Schedule III and Schedule IV drugs are less addictive and are not regulated. The cost in acquiring Schedule II drugs is higher than Schedule III and IV drugs.

Deferred Taxes

In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carry-forwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. Based on current estimates of future taxable income, we believe that we will not be able to realize the full value of deferred tax assets and has increased its valuation allowance to offset completely its deferred tax assets resulting from our net operating losses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of March 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2022, a complaint was filed by the Plaintiff Positive Health Alliance, Inc. (“PHA”) against PharmCo LLC, a wholly owned subsidiary of the Company, in the U.S. Circuit Court of Miami Dade, Florida, alleging that defendant failed to pay amounts due and owing to PHA under the parties’ contract for discounted prescription drugs. PHA is seeking judgment against PharmCo for compensatory damages in the amount of $407,502.97, plus attorneys’ fees and costs. Settlement negotiations with PHA are ongoing. The Company has accrued certain amounts, as further described in Note 12 in the Notes to the Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2022 and 2021.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. There were no material changes to the risks described in the section entitled “Risk Factors” in our Form 10-12G filed on April 7, 2022, however, please note the additional risk factor below.

We may fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, and as a result, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.

We are not currently required to comply with the rules of the SEC implementing Section 404 and, therefore, we are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Although we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. As an emerging growth company and a low-revenue smaller reporting company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an emerging growth company or a low-revenue smaller reporting company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

To comply with the requirements of being a public company, we have undertaken and will need to undertake additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be materially adversely affected.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Standstill Agreement with Iliad Research

Effective May 13, 2022, we entered into an agreement (the “Standstill Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (“Iliad Research”) with respect to certain matters as described below which primarily relate to the Iliad Research Note (the “Note”) entered into on March 6, 2019. Capitalized terms have the meanings given to them in the Note. Pursuant to the Standstill Agreement, among other things:

●	During the period beginning May 13, 2022 and ending on June 15, 2022 (“Standstill Period 1”), Iliad Research agreed not to (i) redeem, whether in cash or Conversion Shares, any portion of the Note through the submission of Redemption Notices or otherwise; or (ii) sell any shares of the Company’s common stock (collectively, the “Standstill”).
●	The Company and Iliad Research agreed to extend the Maturity Date of the Note to May 15, 2023 (“Extension”).
●	Provided there is no Event of Default under the Note, the Company may elect to extend the Standstill until July 15, 2022 (“Standstill Period 2”).
●	In consideration of the foregoing, the Company agreed to increase the balance of the Note by $237,173, pay $47,435 for Standstill Period 1, and, if elected, pay $53,607 for Standstill Period 2. As a result, the outstanding balance of the Iliad Research note, inclusive of Extension and Standstill Period 1 fees, is $2,656,336 at May 13, 2022. In addition, the Company made customary representations, warranties and agreements.

The foregoing description is a summary of the material terms of the Standstill Agreement and is qualified in its entirety by the full text of the Standstill Agreement, which is filed herewith as Exhibit 3.9 and incorporated herein by reference. The Note was previously filed as Exhibit 4.4 to our Form 10-12G on April 7, 2022. For additional information, please also refer to Note 9 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS

3.1**	Progressive Training Inc, Certificate of Incorporation, dated October 31, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-SB filed on June 13, 2007)
3.2**	Progressive Care Inc., Certificate of Ownership and Merger of Progressive Care Inc. into Progressive Training, Inc. dated November 23, 2010
3.3**	Certificate of Amendment of Certificate of Incorporation dated July 3, 2014
3.4**	Certificate of Designations, Preferences and Rights of Series A Preferred Stock dated December 18, 2014
3.5**	Certificate of Amendment to the Certificate of Incorporation dated February 26, 2015
3.6**	Certificate of Amendment to Certificate of Incorporation dated September 23, 2019
3.7**	Certificate of Correction dated September 26, 2019
3.8**	Progressive Care Inc., Amended and Restated Bylaws
3.9	Standstill Agreement by and among the Company, Iliad Research and Trading, L.P., dated May 13, 2022
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

**Previously filed on April 7, 2022 on Form 10-12G

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Progressive Care Inc.

Date: May 16, 2022	By:	/s/ Alan Jay Weisberg
Alan Jay Weisberg Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Cecile Munnik
Cecile Munnik Chief Financial Officer (Principal Financial and Accounting Officer)

