Form 10-Q
period 2022-06-30
Progressive Care Inc.
filed 2022-08-11
CIK 1402945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ☐ to ☐

Commission File Number: 000-52684

Progressive Care Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Ansin Blvd., Suite A, Hallandale Beach, FL	33009
(Address of principal executive offices)	(Zip Code)

(305) 760-2053

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class:	Outstanding as of August 8, 2022

Common Stock, $0.0001 Par Value	548,962,587

Securities registered pursuant to Section 12(b) of the Act: None

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

3

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Financial Statements

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current Assets
Cash	$2,226,927	$1,412,108
Accounts receivable – trade, net	2,248,548	2,187,848
Accounts receivable - other	291,423	382,324
Inventory, net	1,174,602	1,150,390
Prepaid expenses	809,754	813,310
Total Current Assets	6,751,254	5,945,980
Property and equipment, net	2,360,019	2,423,497
Other Assets
Goodwill	1,387,860	1,387,860
Intangible assets, net	146,743	152,791
Right of use assets, net	592,361	682,946
Deposits	38,637	38,637
Total Other Assets	2,165,601	2,262,234
Total Assets	$11,276,874	$10,631,711
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued liabilities	$6,876,025	$6,000,034
Notes payable and accrued interest	2,904,489	202,184
Derivative liability	1,395,300	-
Lease liabilities - current portion	186,893	183,720
Total Current Liabilities	11,362,707	6,385,938
Long-term Liabilities
Notes payable and accrued interest, net of current portion and unamortized debt discount and debt issuance costs	1,194,936	3,108,794
Derivative liability	-	221,900
Lease liabilities - net of current portion	447,829	527,479
Total Liabilities	13,005,472	10,244,111

Commitments and Contingencies

Stockholders’ (Deficit) Equity
Preferred Stock, Series A par value $0.001; 10,000,000 shares authorized, 51 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, par value $0.0001; 1,000,000,000 shares authorized, 548,962,587 and 544,865,492 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	54,897	54,487
Additional paid-in capital	8,987,640	8,862,050
Accumulated deficit	(10,771,135)	(8,528,937)
Total Stockholders’ (Deficit) Equity	(1,728,598)	387,600
Total Liabilities and Stockholders’ (Deficit) Equity	$11,276,874	$10,631,711

See Accompanying Notes to Condensed Consolidated Financial Statements.

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30,

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues, net	$9,973,584	$9,597,134	$20,024,580	$19,201,598

Cost of revenue	7,943,231	6,987,545	15,613,620	14,160,620

Gross profit	2,030,353	2,609,589	4,410,960	5,040,978

Selling, general and administrative expenses
Bad debt expense (recovery)	19,900	107,649	(17,900)	122,049
Share-based compensation	25,000	72,346	55,000	147,346
Other selling, general and administrative expenses	2,182,723	2,615,201	4,706,687	5,600,866
Total selling, general and administrative expenses	2,227,623	2,795,196	4,743,787	5,870,261

Loss from operations	(197,270)	(185,607)	(332,827)	(829,283)

Other (expense) income
Change in fair value of derivative liability	(220,300)	261,830	(1,173,400)	688,510
(Loss) Gain on debt extinguishment	(237,173)	64,079	(62,173)	634,825
Other finance costs	(147,204)	-	(147,204)	-
Gain on disposal of fixed assets	-	-	11,562	-
Interest expense	(77,909)	(327,624)	(537,290)	(649,413)
Total other (expense) income	(682,586)	(1,715)	(1,908,505)	673,922
Loss before provision for income taxes	(879,856)	(187,322)	(2,241,332)	(155,361)
Provision for income taxes	(866)	(3,840)	(866)	(8,949)
Net loss	$(880,722)	$(191,162)	$(2,242,198)	$(164,310)
Basic and diluted net loss per common share	$-	$-	$-	$-
Weighted average number of common shares outstanding during the period – basic and diluted	548,962,587	510,740,173	547,229,581	510,755,114

See Accompanying Notes to Condensed Consolidated Financial Statements.

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders (Deficit) Equity

Three and Six Months Ended June 30, 2022 (unaudited)

	Preferred Series A		Common Stock		Additional		Total
	$0.001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders’(Equity)
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	51	$-	544,865,492	$54,487	$8,862,050	$(8,528,937)	$387,600
Issuance of common stock for services			618,672	62	20,938		21,000
Share-based compensation			3,478,423	348	104,652		105,000
Net loss for the three months ended March 31, 2022						(1,361,476)	(1,361,476)
Balance March 31, 2022	51	$-	548,962,587	$54,897	$8,987,640	$(9,890,413)	$(847,876)
Net loss for the three months ended June 30, 2022						(880,722)	(880,722)
Balance June 30, 2022	51	$-	548,962,587	$54,897	$8,987,640	$(10,771,135)	$(1,728,598)

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders (Deficit) Equity

Three and Six Months Ended June 30, 2021 (unaudited)

	Preferred Series A		Common Stock		Additional		Total
	$0.001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2020	51	$-	485,768,076	$48,577	$6,978,301	$(8,746,930)	$(1,720,052)
Issuance of common stock for settlement of debt principal and interest			32,231,321	3,223	1,038,756		1,041,979
Issuance of common stock for services			1,989,390	199	74,801		75,000
Net income for the three months ended March 31, 2021						26,852	26,852
Balance March 31, 2021	51	$-	519,988,787	$51,999	$8,091,858	$(8,720,078)	$(576,221)
Issuance of common stock for services			107,142	11	5,668		5,679
Net loss for the three months ended June 30, 2021						(191,162)	(191,162)
Balance June 30, 2021	51	$-	520,095,929	$52,010	$8,097,526	$(8,911,240)	$(761,704)

See Accompanying Notes to Condensed Consolidated Financial Statements.

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30,

(unaudited)

	2022	2021
Cash Flows from Operating Activities:
Net loss	$(2,242,198)	$(164,310)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	63,478	91,349
Change in provision for doubtful accounts	(17,900)	122,049
Share-based compensation	126,000	147,346
Amortization of debt issuance costs and debt discounts	285,870	475,324
Loss (Gain) on debt extinguishment	62,173	(634,825)
Other financing costs	147,204	-
Amortization of right of use assets-Finance leases	16,672	16,672
Amortization of right of use assets-Operating leases	73,913	90,484
Change in fair value of derivative liability	1,173,400	(688,510)
Change in accrued interest on notes payable	435,330	137,999
Change in accrued interest on lease liabilities	13,078	10,473
Amortization of intangible assets	16,048	158,286
Gain on disposal of fixed assets	(11,562)	-

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	48,101	6,860
Inventory	(24,212)	264,687
Prepaid expenses	23,951	(4,309)
Deposits	-	(2,236)
Increase (decrease) in:
Accounts payable and accrued liabilities	840,117	189,668
Operating lease liabilities	(70,317)	(87,975)
Net Cash Provided by Operating Activities	959,146	129,032
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(110,432)
Proceeds from disposal of property and equipment	11,562	-
Purchase of intangible assets	(10,000)	(12,659)
Net Cash Provided by (Used in) Investing Activities	1,562	(123,091)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	-	421,400
Payments on notes payable	(126,651)	(70,943)
Payments on lease liabilities	(19,238)	(30,753)
Net Cash (Used in) Provided by Financing Activities	(145,889)	319,704

Net increase in cash and cash equivalents	814,819	325,645

Cash and cash equivalents at beginning of period	1,412,108	2,100,695
Cash and cash equivalents at end of period	$2,226,927	$2,426,340
Supplemental disclosures of cash flow information:
Cash paid for interest	$33,702	$36,019
Cash paid for income taxes	$866	$5,109

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Debt principal and interest repaid through conversion into common stock shares	$-	$1,041,979

Debt extension fees and other financing costs added to note principal	$484,377	$-

Issuance of common stock for services rendered	$21,000	$80,679

Insurance premiums financed through issuance of note payable	$20,395	$14,942

Equipment purchase financed through issuance of note payable	$-	$29,657

See Accompanying Notes to Condensed Consolidated Financial Statements.

Progressive Care Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2022 and 2021

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

ClearMetrX was formed on June 10, 2020 and provides third party administration (“TPA”) services to 340B covered entities. ClearMetrX also provides data analytics and reporting services to support and improve care management for health care organizations.

RXMD Therapeutics was formed on October 1, 2019. RXMD Therapeutics had no operating activity to date.

Note 2 Basis of Presentation

The Company’s fiscal year end is December 31. The Company uses the accrual method of accounting. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. The December 31, 2021 balance sheet has been derived from audited consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of the full 2022 fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the fiscal year ended December 31, 2021.

Note 3 Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Progressive and its wholly-owned subsidiaries as described in Note 1. All inter-company accounts and transactions have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to the 2021 financial statement presentation to conform to that of the current period. Total equity and net income (loss) are unchanged due to these reclassifications.

Cash

The Company maintains its cash and cash equivalents in bank deposit accounts which, at times, may exceed federally insured limits. The Company had $1,070,863 in excess of FDIC insured limits at June 30, 2022. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk associated with its cash and cash equivalent balances, since our deposits are held with high quality financial institutions that are well capitalized,

Cash Equivalents: The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company’s cash equivalents consist of a money market account.

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

Billing Concentrations

The Company’s trade receivables are primarily from prescription medications billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse the Company. The Company generated reimbursements from three significant insurance providers for the period ended June 30, 2022:

Payors
A	25%
B	23%
C	21%

The Company generated reimbursements from three significant pharmacy benefit managers (PBMs) for the period ended June 30, 2022:

PBMs
A	55%
B	25%
C	6%

Inventory

Inventory is valued on a lower of first-in, first-out (FIFO) cost or net realizable value basis. Inventory primarily consists of prescription medications, pharmacy and testing supplies, and retail items. The Company provides a valuation allowance for obsolescence and slow-moving items. The Company recorded an allowance for obsolescence of $40,000 as of June 30, 2022 and December 31, 2021, respectively.

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the periods ended June 30, 2022 and 2021, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price of FPRX and PharmCo 1002 over the value assigned to their net tangible and identifiable intangible assets. FPRX and PharmCo 1002 are considered to be the reporting units for goodwill. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. Valuation techniques consistent with the market approach, income approach, and/or cost approach are used to measure fair value. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment in the fourth fiscal quarter and in interim periods if events or changes in circumstances indicate that the assets may be impaired.

Intangible Assets

Identifiable intangible assets subject to amortization generally represent the cost of client relationships and tradenames acquired, as well as non-compete agreements to which the Company is a party. In valuing these assets, the Company makes assumptions regarding useful lives and projected growth rates, and significant judgment is required. The Company periodically reviews its identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of those assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment losses, if any.

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

The following tables presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of:

Description	Level 1	Level 2	Level 3	Balance at June 30, 2022
Derivative Liabilities	$-	$-	$1,395,300	$1,395,300

Description	Level 1	Level 2	Level 3	Balance at December 31, 2021
Derivative Liabilities	$-	$-	$221,900	$221,900

The following table is a roll forward from December 31, 2021 to June 30, 2022 of the opening and closing balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Derivative Liabilities
Opening balance December 31, 2021	$221,900
Total losses for the period
Included in net loss for the period	1,173,400
Closing balance June 30, 2022	$1,395,300

Change in fair value of derivative for the three and six months ended June 30, 2022 was included in net loss for the period.

Fair Value of Financial Instruments

The Company’s financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, lease liabilities, and notes payable. The carrying amounts of the Company’s financial instruments other than notes payable and lease liabilities generally approximate their fair values at June 30, 2022 and December 31, 2021 due to the short-term nature of these instruments. The carrying amount of notes payable approximated fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing. The carrying value of lease liabilities approximate fair value due to the implicit rate in the lease in relation to the Company’s borrowing rate and the duration of the leases.

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

Once derivative liabilities are determined, they are adjusted to reflect fair value at the end of each reporting period. Any change in the fair value is recorded in results of operations as an adjustment to fair value of derivatives. The fair value of these derivative instruments is determined using the Monte Carlo Simulation Model.

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

Billings for most prescription orders are with third-party payers, including Medicare, Medicaid, and insurance carriers. Customer returns are nominal. Prescription revenues exceeded 85% of total revenue for the three and six months ended June 30, 2022 and 2021, respectively.

The Company accrues an estimate of fees, including direct and indirect remuneration fees (“DIR fees”), which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known.

The following table disaggregates net revenue by categories for the three and six months ended June 30:

	For the Three Months Ended June 30,
	2022	2021
Prescription revenue	$9,275,774	$8,172,840
340B contract revenue	706,102	725,323
Testing revenue	368,197	1,057,232
Other revenue	1,450	1,300
	10,351,523	9,956,695
PBM Fees	(377,939)	(356,748)
Sales returns	-	(2,813)
Revenues, net	$9,973,584	$9,597,134

	For the Six Months Ended June 30,
	2022	2021
Prescription revenue	$17,881,657	$16,803,888
340B contract revenue	1,094,057	1,449,821
Testing revenue	1,659,214	1,610,506
Other revenue	1,657	1,305
	20,636,585	19,865,520
PBM Fees	(612,005)	(660,985)
Sales returns	-	(2,937)
Revenues, net	$20,024,580	$19,201,598

Cost of Revenue

Cost of pharmacy revenue is derived based upon vendor purchases relating to prescriptions sold, cost of testing supplies for tests administered to patients, and point-of-sale scanning information for non-prescription sales and is adjusted based on periodic inventories. All other costs related to revenues are expensed as incurred.

DIR Fees

The Company reports Direct and Indirect Remuneration (“DIR”) fees as a reduction of revenue on the accompanying Condensed Consolidated Statements of Operations. DIR Fees are fees charged by Pharmacy Benefit Managers (“PBMs”) to pharmacies for network participation as well as periodic reimbursement reconciliations. For some PBMs, DIR fees are charged at the time of the settlement of a pharmacy claim. Other PBMs do not determine DIR fees at the claim settlement date, and therefore DIR fees are collected from pharmacies after claim settlement, often as clawbacks of reimbursements based on factors that vary from plan to plan. For example, two PBMs calculate DIR fees on a trimester basis and charge the Company for these fees as reductions of reimbursements paid to the Company 2-3 months after the end of the trimester (e.g., DIR fees for January – April 2022 claims were charged by these PBMs in July – August 2022). For DIR fees that are not collected at the time of claim settlement, the Company records an accrued liability at each reporting date for estimated DIR fees that are expected to be collected by the PBMs in a future period. The estimated liability for these fees is highly subjective and the actual amount collected may differ from the accrued liability. The uncertainty of management’s estimates is due to inadequate disclosure to the Company by the PBMs as to exactly how these fees are calculated either at the time the DIR fees are actually assessed and reported to the Company. The detail level of the disclosure of assessed DIR fees varies based on the information provided by the PBM.

Vendor Concentrations

For the six months ended June 30, 2022 and 2021, the Company had significant vendor concentrations with one vendor. The purchases from this significant vendor were 97% and 95% of total vendor purchases for the six months ended June 30, 2022 and 2021, respectively.

Selling, General and Administrative Expenses

Selling expenses primarily consist of store salaries, contract labor, occupancy costs, and expenses directly related to the stores. General and administrative costs include advertising, insurance, professional fees, and depreciation and amortization.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Advertising expense was $79,471 and $57,535 for the three months ended June 30, 2022 and 2021, respectively. Advertising expense was $177,461 and $116,846 for the six months ended June 30, 2022 and 2021, respectively.

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

The provision for income taxes for the six months ended June 30, 2022 and 2021 on the Condensed Consolidated Statements of Operations represents the minimum state corporate tax payments. There was no current tax provision for the six months ended June 30, 2022 and 2021 because the Company did not have taxable income during those periods. Total available net operating losses to be carried forward to future taxable years was approximately $12.9 million as of June 30, 2022, $6 million of which will expire in various years through 2038. The temporary differences giving rise to deferred income taxes principally relate to accelerated depreciation on property and equipment and amortization of goodwill recorded for tax purposes, reserves for estimated doubtful accounts and inventory obsolescence and net operating losses recorded for financial reporting purposes. The Company’s net deferred tax asset at June 30, 2022 and December 31, 2021 was fully offset by a 100% valuation allowance as it was not more likely than not that the tax benefits of the net deferred tax asset would be realized. The change in the valuation allowance increased by approximately $270,000 for the period ended June 30, 2022.

The Company accounts for uncertainty in income taxes by recognizing a tax position in the condensed consolidated financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company records interest and penalties related to tax uncertainties, if any, as income tax expense. Based on management’s evaluation, the Company does not believe it has any uncertain tax positions for the six months ended June 30, 2022 and 2021.

Loss per Share

Basic loss per share (“EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock warrants), and convertible debt, using the if converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

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

Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the condensed consolidated financial statements through August 11, 2022, the date the condensed consolidated financial statements were available to be issued.

Note 4. Liquidity and Going Concern Consideration

The Company has sustained recurring operating losses and negative cash flows from operations over the past years. As of June 30, 2022, the Company had an accumulated deficit of approximately $10.8 million. For the six months ended June 30, 2022, the Company had a net loss of $2.2 million. The Company expects to continue to incur significant losses for at least the next 12 months.

On May 13, 2022, the Company extended the maturity date of the Iliad Research to May 15, 2023. As of June 30, 2022, the outstanding convertible note balance and accrued interest was $2,745,817. The note payable and accrued interest can be settled by Iliad Research either through a cash payment or conversion into shares of the Company’s common stock. Although the note holder has tendered past redemptions of the Iliad note payable in the form of common stock conversions, there are no assurances that the note holder will convert the remaining balance of the note and accrued interest into shares of the Company’s common stock. The Company expects that it will not generate sufficient cash flows from operations to satisfy the convertible note through cash payment. The Company is currently seeking either debt or equity funding to pay-off the note by its maturity date, but it presently has no access to outside capital.

The significant risks and uncertainties related to the Company’s liquidity described above raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months. The Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects of these uncertainties.

Note 5. Accounts Receivable – Trade, net

Accounts receivable consisted of the following at:

	June 30, 2022	December 31, 2021
Gross accounts receivable – trade	$2,437,848	$2,395,048
Less: Allowance for doubtful accounts	(189,300)	(207,200)
Accounts receivable – trade, net	$2,248,548	$2,187,848

For the six months ended June 30, 2022 and 2021, the Company recognized bad debt (recovery) expense in the amount of ($17,900) and $122,049, respectively.

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following at:

	June 30, 2022	December 31, 2021

Building	$1,651,069	$1,651,069
Building improvements	507,238	507,238
Land	184,000	184,000
Leasehold improvements and fixtures	276,614	276,614
Furniture and equipment	330,291	330,291
Computer equipment and software	101,230	101,230
Vehicles	81,633	81,633
Total	3,132,075	3,132,075
Less: accumulated depreciation and amortization	(772,056)	(708,578)
Property and equipment, net	$2,360,019	$2,423,497

Depreciation expense for the six months ended June 30, 2022 and 2021 was $63,478 and $91,349, respectively.

Note 7. Intangible Assets

Intangible assets consisted of the following at:

	June 30,	December 31,
	2022	2021
Trade names	$362,000	$362,000
Pharmacy records	263,000	263,000
Non-compete agreements	166,000	166,000
Website	67,933	67,933
Subtotal	858,933	858,933
Less accumulated amortization	(798,614)	(782,566)
Net intangible assets	$60,319	$76,367
Software not in service	86,424	76,424
Total Intangible Assets, net	$146,743	$152,791

Amortization of intangible assets amounted to $16,048 and $158,286 for the six months ended June 30, 2022 and 2021, respectively. The following table represents the total estimated amortization of intangible assets for the three succeeding years:

Year	Amount
2022 (six months)	15,761
2023	31,452
2024	13,106
Total	$60,319

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at:

	June 30,	December 31,
	2022	2021
Accounts payable – trade	$5,617,242	$4,677,555
Accrued payroll and payroll taxes	107,987	143,074
Accrued DIR fees	672,652	712,002
Accrued legal fees	306,588	306,588
Other accrued liabilities	171,556	160,815
Totals	$6,876,025	$6,000,034

Note 9. Notes Payable

Notes payable consisted of the following at:

	June 30,	December 31,
	2022	2021
A. Convertible notes payable and accrued interest – collateralized	$2,745,817	$2,143,891
B. Mortgage note payable – commercial bank – collateralized	1,267,156	1,307,562
C. Note payable – uncollateralized	25,000	25,000
D. Notes payable – collateralized	37,829	52,231
Insurance premium financing	23,623	68,164
Subtotal	4,099,425	3,596,848
Less Unamortized debt discount	-	(198,677)
Less Unamortized debt issuance costs	-	(575)
Less Unamortized investment length premium	-	(86,618)
Total	4,099,425	3,310,978
Less: Current portion of notes payable	(2,904,489)	(202,184)
Long-term portion of notes payable	$1,194,936	$3,108,794

The corresponding notes payable above are more fully discussed below:

(A) Convertible Notes Payable – collateralized

Iliad Research and Trading, L.P.

On March 6, 2019, Progressive entered a Securities Purchase Agreement (the “Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad Research”) in the amount of $3,310,000 (“the Iliad Research note”). The Iliad Research note is comprised of two tranches consisting of an initial tranche in the amount of $2,425,000 and a second tranche in the amount of $885,000. The Iliad Research note accrues interest at the rate of 10% per annum and is convertible into shares of common stock ($0.0001 par value per share) based on the average of the two lowest closing trading prices during the twenty trading days immediately preceding the applicable conversion. Through a series of extensions entered into, the maturity date has been extended to May 15, 2023, at which time all unpaid principal and accrued and unpaid interest are due.

The extension premiums charged have been added to the then principal and unpaid accrued interest, resulting in the accounting treatment for the note modification being accounted for as a debt extinguishment and issuance of a new note.

The provisions of the Iliad Research note contain a weekly volume limitation on the number of shares common stock received from note conversions that can be sold (“Volume Limitation”). In the event of Volume Limitation breach, the Outstanding Balance of the Iliad Research note is reduced by an amount equal to such Excess Sales upon delivery of written notice to Iliad Research setting forth its basis for such reduction (the “Outstanding Balance Reduction”).

The volume of sales of Conversion Shares exceeded the Volume Limitation, which resulted in a $180,000 reduction in outstanding balance of the Iliad Research note, which was recorded as an extinguishment gain during the six months ended June 30, 2021.

On December 14, 2021, Progressive Care filed a demand (“the Company Demand”) with Iliad Research that alleged breaches of the Volume Limitation provisions of the Iliad Research note, as well as a previous note agreement with an affiliate of Iliad Research, Chicago Venture Partners, LP (“CVP”), (“the CVP note”). The CVP Note previously had been paid off in 2020. On January 7, 2022, in response to the Company Demand, Iliad Research and CVP filed a complaint with the Third Judicial District Court of Salt Lake County, State of Utah, as well as an Arbitration Notice pursuant to the CVP and Iliad Research Purchase Agreements.

On January 20, 2022, Progressive Care entered into an agreement with Iliad Research and CVP (“the Settlement Agreement”), in which (1) the maturity date of the Iliad Research note was extended to May 15, 2022, in the amount approximately $46,000, (2) the note was not repaid by February 16, 2022 and the outstanding balance of the Iliad Research note increased in the amount of $100,000, (3) the balance of the Iliad Research note was reduced by $180,000 (recorded in 2021) as settlement of the alleged breaches of the volume limitation provisions of the Iliad Research, (4) CVP paid $175,000 to Progressive Care as settlement of the alleged breaches of the volume limitation provisions of the CVP note and (5) Iliad Research and its affiliated entities agreed not to sell any shares of Progressive Care or submit any Redemption Notices for a stated time period (“Standstill Period”). The $180,000 debt reduction and $175,000 received were accounted for as gains on debt extinguishment, the $100,000 was accounted for as interest expense and the $46,000 extension fee was recorded as other finance costs.

During the second quarter of 2022, the Company and Iliad Research entered into a series of agreements to (i) extend the Standstill Period to July 15, 2022, and (ii) extend the maturity date of the Iliad Research Note to May 15, 2023. The fees paid to extend the Standstill Period of approximately $101,000 were recorded as Other Finance Costs. The fees to modify the terms to extend the maturity date in the amount of approximately $237,000 were added to the outstanding note balance, resulting in the recognition of a Loss on Debt Extinguishment.

The outstanding balance on the Iliad Research note was approximately $2,746,000 and $2,144,000 at June 30, 2022 and December 31, 2021, respectively, inclusive of accrued interest in the amounts of approximately $36,000 and $833,000 at June 30, 2022 and December 31, 2021, respectively.

The conversion features embedded within the Iliad Research note represent an embedded derivative. Accordingly, the embedded conversion right are bifurcated from the debt host and accounted for as a derivative liability, and remeasured to fair value each reporting period. Fair value is determined using a “Monte Carlo simulation model. For the three months ended June 30, 2022 and 2021, the Company recorded in earnings a Change in Fair Value of the Derivative Liability in the amounts of approximately ($220,000) and $262,000, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded in earnings a Change in Fair Value of the Derivative Liability in the amounts of approximately ($1,173,000) and $689,000, respectively. The derivative liability balance on the Iliad Research note at June 30, 2022 and December 31, 2021 was approximately $1,395,000 and $222,000, respectively.

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

Debt issuance costs, debt discount and investment length premium are amortized to interest expense over the term of the related debt using the effective interest method. Total amortization expense for the six months ended June 30, 2022 and 2021 was approximately $286,000 and $475,000, respectively.

(B) Mortgage Note Payable – collateralized

In 2018, PharmCo 901 closed on the purchase of land and building located at 400 Ansin Boulevard, Hallandale Beach, Florida. The purchase price was financed in part through a mortgage note and security agreement entered into with a commercial lender in the amount of $1,530,000. The promissory note is collateralized by the land and building, bears interest at a fixed rate of 4.75% per annum, matures on December 14, 2028 and is subject to a prepayment penalty. Principal and interest will be repaid through 119 regular payments of $11,901 that began in January 2019, with the final payment of all principal and accrued interest not yet paid on December 14, 2028. Note repayment is guaranteed by Progressive Care Inc. The balance outstanding on the mortgage payable was $1,267,156 and $1,307,562 at June 30, 2022 and December 31, 2021, respectively.

(C) Note Payable – Uncollateralized

As of June 30, 2022 and December 31, 2021, the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(D) Note Payable – Collateralized

In September 2019, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to pay off a capital lease obligation on pharmacy equipment in the amount of $85,429. The terms of the promissory note payable require 48 monthly payments of $2,015, including interest at 6.5%. The balance outstanding on the note payable was $27,105 and $39,913 at June 30, 2022 and December 31, 2021, respectively. The promissory note is secured by equipment with a net book value of $27,093 and $39,912 at June 30, 2022 and December 31, 2021, respectively.

In April 2021, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of $29,657. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding at June 30, 2022 and December 31, 2021 on the note payable was $10,736 and $12,319, respectively. The remaining equipment was written off during September 2021.

(E) U.S. CARES Act PPP Loans – Uncollateralized

In April 2020, the Company applied for forgiveness of a loan received from the Paycheck Protection Program (“PPP”) by PharmCo 1103 in the amount of $421,400. On January 7, 2021, the Company received notification from the lender that the U.S. Small Business Administration approved the forgiveness of the PPP Loan for PharmCo 1103. The debt forgiveness in the amount of $421,400 is recorded as a Gain on Debt Extinguishment in the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2021.

Future principal maturities of notes payable are as follows:

Year	Amount
2022 (six months)	$91,475
2023	2,862,011
2024	93,408
2025	96,228
Thereafter	956,303
Total	$4,099,425

Interest expense on these notes payable exclusive of debt discount and debt issue cost amortization, was $249,744 and $170,293 for the six months ended June 30, 2022 and 2021, respectively.

Note 10. Lease Obligations

The Company has entered into a number of lease arrangements under which the Company is the lessee. Three of the leases are classified as finance leases and three of the leases are classified as operating leases. In addition, the Company has elected the short-term lease practical expedient in ASC Topic 842 related to real estate leases with terms of one year or less and short-term leases of equipment used in our pharmacy locations. The following is a summary of the Company’s lease arrangements.

Finance Leases

In May 2018, the Company entered into a finance lease obligation to purchase pharmacy equipment with a cost of $114,897. The terms of the lease agreement require monthly payments of $1,678 plus applicable tax over 84 months ending March 2025 including interest at the rate of 6%. The finance lease obligation is secured by equipment with a net book value of $46,500 and $54,706 at June 30, 2022 and December 31, 2021, respectively.

The Company assumed an equipment finance lease obligation for medication dispensing equipment from the acquisition of PharmCo 1002 in July 2018. The lease expired in March 2022. The finance lease obligation was secured by equipment with a net book value of $0 at June 30, 2022 and December 31, 2021, respectively.

In December 2020, the Company entered into an interest-free finance lease obligation to purchase computer servers with a cost of $50,793. The terms of the lease agreement require monthly payments of $1,411 plus applicable tax over 36 months ending November 2023. The finance lease obligation is secured by equipment with a net book value of $23,986 and $32,451 at June 30, 2022 and December 31, 2021, respectively.

Operating Leases

The Company entered into a lease agreement for its Orlando pharmacy on August 1, 2020 (the lease commencement date). The term of the lease is 66 months with a termination date of February 1, 2026. The lease agreement calls for monthly payments that began on February 1, 2021, of $4,310, with an escalating payment schedule each year thereafter.

The Company leases its North Miami Beach pharmacy location under an operating lease agreement with a lease commencement date on September 1, 2021. The term of the lease is 60 months with a termination date of August 31, 2026. The lease calls for monthly payments of $5,237, with an escalating payment schedule each year thereafter.

The Company also leases its Palm Beach County pharmacy locations under operating lease agreements expiring in March 2024.

The Company recognized lease costs associated with all leases as follows:

	For the Six Months Ended June 30,
	2022	2021
Operating lease cost:
Fixed rent expense	$93,956	$305,050
Finance lease cost:
Amortization of right of use assets	16,672	16,672
Interest expense	1,676	3,796
Total Lease Costs	$112,304	$325,518

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70,317	$87,975
Financing cash flows from finance leases	19,238	30,753
Total cash paid for lease liabilities	$89,555	$118,728

Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets, net	$521,879	$595,790

Operating lease liabilities:
Current portion	152,399	149,744
Long-term portion	407,394	469,665

Finance leases:
Finance lease right-of-use assets, net	70,482	87,156

Finance lease liabilities:
Current portion	34,494	33,976
Long-term portion	40,435	57,814

Maturities of lease liabilities were as follows:

Year	Finance Lease	Operating Lease	Total Future Lease Commitments
2022 (six months)	$18,535	$92,968	$111,503
2023	35,662	181,787	217,449
2024	20,142	144,583	164,725
2025	5,035	134,933	139,968
2026	-	53,459	53,459
Total lease payments to be paid	79,374	607,730	687,104
Less: Future interest expense	(4,445)	(47,937)	(52,382)
Lease liabilities	74,929	559,793	634,722
Less: current maturities	(34,494)	(152,399)	(186,893)
Long-term portion of lease liabilities	$40,435	$407,394	$447,829

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

On July 11, 2014, the board of directors approved the issuance of 51 shares of the Company’s Series A Preferred Stock to a certain employee of the Company, which is equal to 50.99% of the total voting power of all issued and outstanding voting capital of the Company in satisfaction of $20,000 in past due debt. On October 15, 2020, the preferred shares were transferred to a trust whose beneficiary is related to the employee. These issued shares of preferred stock are outstanding as of June 30, 2022 and December 31, 2021.

Note 12. Commitments and Contingencies

Legal Matters

On May 3, 2022, a complaint was filed by the Plaintiff Positive Health Alliance, Inc. (“PHA”) against PharmCo LLC, a wholly owned subsidiary of the Company, in the U.S. Circuit Court of Miami Dade, Florida, alleging that defendant failed to pay amounts due and owing to PHA under the parties’ contract for discounted prescription drugs. PHA is seeking judgment against PharmCo for compensatory damages in the amount of $407,504, plus attorneys’ fees and costs. The $407,504 was recorded in Accounts Payable and Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021. PHA and Pharmco entered into a settlement agreement on July 1, 2022, pursuant to which Pharmco paid to PHA the total amount of $407,504 in installment payments. The complaint was dismissed with prejudice on July 8, 2022.

On June 8, 2022, a complaint was filed by the Company against KeyCentrix, LLC (“KCL”), in the U.S. District Court for the Southern District of Florida, alleging fraudulent inducement, breach of express warranty and breach of implied warranty. The complaint stems from an agreement by KCL to license to the Company certain pharmacy management software known as “Newleaf ” for use in the operations of pharmacies operated by the Company.

Note 13. Related Party Transactions

During the year ended December 31, 2021, the Company had a consulting arrangement with Spark Financial Consulting (“Spark”), which is a consulting company owned by an employee and beneficial shareholder of the Company. Spark provides business development services including but not limited to recruiting, targeting and evaluation of potential mergers and acquisitions, finding third party contractors and assisting with related negotiations in exchange for a monthly fee of $16,000 in 2021. Additionally, Spark may be entitled to additional fees for additional consulting services. During the six months ended June 30, 2021, the Company paid Spark $96,000. The agreement was terminated during the third quarter of 2021.

The Company had an employment agreement (the “Agreement”) with a certain pharmacist, Head of the Compounding Department, who is the first paternal cousin to the beneficial shareholder and employee of the Company. In consideration for duties performed including but not limited to marketing, patient consultation, formulary development, patient and physician education, training, recruitment, sales management, as well as pharmacist responsibilities, the Company agreed to provide monthly compensation of $15,000 or $10,000 per month plus 5% commission on monthly gross profits generated by the Compounding Department, whichever is greater. During the six months ended June 30 2021, payments to the pharmacist was $63,495. The agreement was terminated during the third quarter of 2021.

Note 14. Retirement Plan

The Company sponsors a 401(k) retirement plan (“the Plan”) covering qualified employees of PharmCo 901, PharmCo 1002 and FPRX, as defined. Employees who have been employed more than one year are eligible to participate in the Plan. Through June 30, 2021, the Company matched the employee’s contribution up to a maximum of 3% of the eligible employee’s compensation. The Company contributed approximately $0 and $2,200 in matching contributions for the six months ended June 30, 2022 and 2021, respectively.

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

We currently own and operate four pharmacies, which generate most of our revenues. Our prescriptions revenues were 93% and 85% of total revenues for the three months ended June 30, 2022 and 2021, respectively. Our prescriptions revenues were 89% and 88% of total revenues for the six months ended June 30, 2022 and 2021, respectively.

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

We formed ClearMetrX in June 2020, the Company’s first wholly-owned data management company with services designed to support health care organizations across the country. We believe Artificial Intelligence (“AI”) will improve preventive healthcare by helping physicians make informed decisions in the medication therapy management process. Through ClearMetrX, third party administrative and data management fees for the three months ended June 30, 2022 and 2021, was approximately $0.2 million for both periods. Third party administrative and data management fees for the six months ended June 30, 2022 and 2021, was approximately $0.3 million and $0.4 million, respectively. These fees have gross margins significantly greater than those generated from our pharmacy operations.

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

For the three months ended June 30, 2022 and 2021, we recognized overall revenue from operations of approximately $10.0 million and $9.6 million, respectively. Prescription revenue for the three months ended June 30, 2022 was approximately $9.3 million when compared to $8.2 million the same period in 2021, a 13% period over period increase. We have filled approximately 118,000 and 107,000 prescriptions during the three months ended June 30, 2022, and 2021, respectively, a 10% period over period increase in the number of prescriptions filled. Revenue from COVID-19 testing was approximately $0.4 million and $1.1 million for the three months ended June 30, 2022, and 2021, respectively. The decrease was primarily due to lower COVID-19 testing sales. As the COVID-19 pandemic faded worldwide, the need for testing has decreased as it relates to travel and business continuity. However, despite the downturn in COVID-19 testing needs, we have generated approximately $0.4 million in COVID-19 testing revenue for the three months ended June 30, 2022. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media productions companies and these relationships provide us with recurring COVID-19 testing revenue.

For the six months ended June 30, 2022 and 2021, we recognized overall revenue from operations of approximately $20.0 million and $19.2 million, respectively, a 4% year over year increase. Prescription revenue for the six months ended June 30, 2022 was approximately $17.9 million when compared to $16.8 million the same period in 2021, a 6% period over period increase. We have filled approximately 229,000 and 223,000 prescriptions during the six months ended June 30, 2022, and 2021, respectively, a 3% period over period increase in the number of prescriptions filled. We believe this trend will continue through the remainder of the year as the medication adherence measures begin to impact providers performance and their future potential monetary incentives, which are tied to their patient’s adherence measures. Revenue from COVID-19 testing was approximately $1.7 million and $1.6 million for the six months ended June 30, 2022, and 2021, respectively. We have recognized record COVID-19 testing revenue in January 2022 as the country was dealing with the Delta and Omicron outbreak during that period. Since January 2022 the demand for COVID-19 testing has slowed down as the need for testing has decreased as it relates to travel and business continuity. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media production companies and these relationships provide us with recurring COVID-19 testing revenue.

During 2022 we have experienced significant decreases in the reimbursement rates for uninsured patients enrolled in the Gilead PREP program that became effective beginning the first quarter of 2022 that had an overall unfavorable impact on our 340B contract revenue. Dispensing fee and third-party administration revenue earned on our 340B contracts for the three months ended June 30, 2022 and 2021 were approximately $0.7 million for both periods. Dispensing fee and third-party administration revenue earned on our 340B contracts for the six months ended June 30, 2022, and 2021 were approximately $1.1 million and $1.4 million, respectively. As a result of the decrease in reimbursement rates from Gilead PREP program, we experienced an unfavorable impact on our 340B contract revenue in the amount of approximately $0.1 million for the three months ended June 30, 2022, and an unfavorable impact of approximately $0.3 million for the six months ended June 30, 2022. Since the beginning of the year, 340B covered entities significantly increased patient enrollment in alternative programs and insurance plans that provide greater reimbursements. For the three months ended March 31, 2022 we recorded approximately $0.4 million from our 340B contracts, compared to approximately $0.7 million during the three months ended June 30, 2022, an 82% increase from the first quarter of 2022 when compared to the second quarter of 2022. We believe the increase is a direct result of the patient enrollment effort and believe this trend will continue for the remainder of the year. We are continuing to strengthen our knowledge and expertise in the 340B arena and working towards diversifying our 340B business as well as expanding it nationwide through the offering of our ClearMetrX software, when completed.

We continue to experience an overall reduction in the gross profit per drug prescribed predominantly in high cost brand drugs where in many cases reimbursements are at or below dispensed drug costs. Our gross profit per prescription continued to be eroded through increases in contractual rate adjustments such as generic and brand effective rates. We continue to promote the health and well-being of the community through ensuring necessary medications are received by the patient regardless of cost to us, and we are working with physicians and patients alike to optimize medication practices to dispense drugs that do not result in losses. Our pharmacy staff is trained to recognize all opportunities to recommend and dispense less expensive generic drug alternatives to minimize the risk of loss and potentially decrease profit erosion. We believe this approach will benefit our pharmacy operations and attract new business from value-based providers and health care organizations with a focus on minimizing drug spending.

Management expects that future growth will be driven by new data management and virtual healthcare service lines; expansion of 340B Covered Entities Third Party Administrative services; market penetration in existing geographies; development of enhanced healthcare B2B services; development of cash based products and services; and continued implementation of MTM protocols.

Additionally, profitability and cash flow might be positively impacted by the elimination of non-recurring expenses and diversification to revenue streams outside of the third-party insurance payor model.

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

COVID-19 Pandemic

Global health concerns relating to the outbreak of COVID-19 continue to have an impact on the economies of the U.S. and around the world. We believe COVID-19’s impact on our business, financial condition and operating results primarily will be driven by the geographies impacted and the severity and duration of the pandemic, as well as the pandemic’s impact on the U.S. and global economies, consumer behavior and health care utilization patterns. In addition, the outbreak has resulted in authorities implementing numerous measures to reduce the transmission of the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. These measures may not effectively combat the severity and/or duration of the COVID-19 pandemic. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We will continue to work diligently with our partners and stakeholders to continue supporting patient access to their prescribed medications to the extent safe to do so for patients, caregivers and healthcare practitioners, as well as ensuring the continuity of our supply chain. Specific COVID-19 related impacts on the Company for the six months ended June 30, 2022 and 2021, are further described below.

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

For the six months ended June 30, 2022 and 2021, we have earned approximately $1.7 million and $1.6 million, respectively from COVID-19 testing. We have recognized record COVID-19 testing revenue in January 2022 as the country was dealing with the Delta and Omicron outbreak during that period. Since January 2022 the cases of COVID-19 infections and demand for COVID-19 testing have slowed down. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a highly reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media productions companies and these relationships provide us with recurring COVID-19 testing revenue.

With the FDA’s recent revision of the drug’s emergency use authorization, as of July 7, 2022 our Pharmacists here at PharmCo, with some limitations, can now prescribe Paxlovid, COVID-19 antiviral pill, directly to patients who face high risks for severe COVID-19. Pharmco has Paxlovid and Molnupiravir (COVID positive therapies) in stock and are able to dispense immediately to patients when prescribed to treat and minimize or reduce the symptoms of COVID.  Paxlovid is authorized to treat mild to moderate COVID-19 in adults and in kids ages 12 and older who weigh at least 88 pounds. Patients who report a positive test are eligible for Paxlovid under the FDA authorization.

Products and Services and their Markets

Pharmacy operations

We provide prescription pharmaceuticals, compounded medications, tele-pharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long term care facilities, contracted pharmacy services for 340B Covered Entities under the 340B Drug Discount Pricing Program, and health practice risk management. We improve the lives of patients with complex chronic diseases through our partnerships with patients, payors, pharmaceutical manufacturers and distributors, and physicians. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost drugs. We also provide patient health risk reviews and free same-day delivery. On a trailing twelve months basis, we fill on average approximately 37,000 prescriptions per month. We believe we are well positioned to continue expanding our market share in the pharmacy industry.

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

As a result, the data provided to our physicians’ practices will help doctors to meet third party payor performance goals which will improve reimbursement payments from third party payors.

RESULTS OF OPERATIONS

Results of Operations for three months ended June 30, 2022 and 2021.

The following table summarizes our results of operations:

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Total revenues, net	$9,973,584	$9,597,134	$376,450	4%
Total cost of revenue	7,943,231	6,987,545	955,686	14%
Total gross profit	2,030,353	2,609,589	(579,236)	-22%
Operating expenses	2,227,623	2,795,196	(567,573)	-20%
Loss from operations	(197,270)	(185,607)	(11,663)	-6%
Other expenses	(682,586)	(1,715)	(680,871)	-39701%
Loss before provision for income taxes	(879,856)	(187,322)	(692,534)	-370%
Provision for income taxes	(866)	(3,840)	2,974	77%
Net loss	$(880,722)	$(191,162)	$(689,560)	-361%

For the three months ended June 30, 2022 and 2021, we recognized overall revenue from operations of approximately $10.0 million and $9.6 million, respectively. Net pharmacy revenues increased by approximately $0.4 million for the three months ended June 30, 2022 when compared to the same period in 2021. For the three months ended June 30, 2022, the increase in revenue was mainly attributable to an increase in pharmacy revenue of approximately $1.1 million, which was offset by a decrease in COVID-19 testing revenue of approximately $0.7 million when compared to the same period in 2021. 340B contract revenue for the three months ended June 30, 2022 was flat as compared to the same period in 2021.

Gross profit margins decreased from 27% for the three months ended June 30, 2021, to 20% when compared to the same period in 2022. The 7% period over period decrease is due to the decrease in COVID-19 testing revenues, which have significantly higher margins than pharmacy operations.

The loss from operations increased by approximately $12,000 for the three months ended June 30, 2022, when compared to the same period in 2021, due to the decrease in COVOD-19 testing revenues, which was offset by an increase in prescription revenue and a decrease in overall operating expenses.

Results of Operations for six months ended June 30, 2022 and 2021.

The following table summarizes our results of operations:

	For the Six Months Ended June 31,
	2022	2021	$ Change	% Change
Total revenues, net	$20,024,580	$19,201,598	$822,982	4%
Total cost of revenue	15,613,620	14,160,620	1,453,000	10%
Total gross profit	4,410,960	5,040,978	(630,018)	-12%
Operating expenses	4,743,787	5,870,261	(1,126,474)	-19%
Loss from operations	(332,827)	(829,283)	496,456	60%
Other (expenses) income	(1,908,505)	673,922	(2,582,427)	-383%
Loss before provision for income taxes	(2,241,332)	(155,361)	(2,085,971)	-1343%
Provision for income taxes	(866)	(8,949)	8,083	90%
Net loss	$(2,242,198)	$(164,310)	$(2,077,888)	-1265%

For the six months ended June 30, 2022 and 2021, we recognized overall revenue from operations of approximately $20.0 million and $19.2 million, respectively. Net pharmacy revenues increased by approximately $0.8 million for the six months ended June 30, 2022 when compared to the same period in 2021. For the six months ended June 30, 2022, the increase in revenue was mainly attributable to an increase in pharmacy revenue of approximately $1.1 million, an increase in COVID-19 testing revenue of approximately $48,000, a decrease in PBM fees of approximately $49,000, which was offset by a decrease in 340B contract revenue of approximately $0.4 million, when compared to the same period in 2021.

Gross profit margins decreased from 26% for the six months ended June 30, 2021, to 22% when compared to the same period in 2022. The 4% period over period decrease is due to the decrease in COVID-19 testing revenues. which have significantly higher margins than pharmacy operations.

The loss from operations decreased by approximately $0.5 million for the six months ended June 30, 2022, when compared to the same period in 2021, due to the increase in pharmacy revenue, decrease in overall operating expenses, which was offset by a decrease in 340B contract revenue.

Revenue

Our revenues were as follows:

	Three Months Ended June 30,
	2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Prescription revenue	$9,275,774	93%	$8,172,840	85%	$1,102,934	13%
340B contract revenue	706,102	7	725,323	8	(19,221)	-3
Testing revenue	368,197	4	1,057,232	11	(689,035)	-65
Other revenue	1,450	-	1,300	-	150	12
	10,351,523	104	9,956,695	104	394,828	4
PBM Fees	(377,939)	-4	(356,748)	-4	(21,191)	-6
Sales returns	-	-	(2,813)	-	2,813	100
Revenues, net	$9,973,584	100%	$9,597,134	100%	$376,450	4%

For the three months ended June 30, 2022 and 2021, we recognized overall revenue from operations of approximately $10.0 million and $9.6 million, respectively. Net pharmacy revenues increased by approximately $0.4 million for the three months ended June 30, 2022 when compared to the same period in 2021. For the three months ended June 30, 2022, the increase in revenue was mainly attributable to an increase in pharmacy revenue of approximately $1.1 million, which was offset by a decrease in COVID-19 testing revenue of approximately $0.7 million. 340B contract revenue for the three months ended June 30, 2022 was flat as compared to the same period in 2021.

Prescription revenues represented 93% and 85% of all revenue for the three months ended June 30, 2022 and 2021, respectively. Prescriptions revenues as a percentage of total net revenues for the three months ended June 30, 2022, have increased when compared to 2021 due to the increase in prescription revenue of approximately $1.1 million and a decrease in revenue from COVID-19 testing of approximately $0.7 million when compared to the same period in 2021. Revenue from 340B contracts is 7% and 8% as a percentage of total net revenues for the three months ended June 30, 2022 and 2021, respectively. Dispensing fee and third-party administration revenue earned on our 340B contracts for the three months ended June 30, 2022, and 2021 were flat.

We have filled approximately 118,000 and 107,000 prescriptions during the three months ended June 30, 2022 and 2021, respectively, a 10% period over period increase in the number of prescriptions filled.

During 2022 we have experienced significant decreases in the reimbursement rates for uninsured patients enrolled in the Gilead PREP program that became effective beginning the first quarter of 2022 that had an overall unfavorable impact on our 340B contract revenue. Dispensing fee and third-party administration revenue earned on our 340B contracts for the three months ended June 30, 2022, and 2021 were approximately $0.7 million for both periods. As a result of the decrease in reimbursement rates from Gilead PREP program, we experienced an unfavorable impact on our 340B contract revenue in the amount of approximately $0.1 million for the three months ended June 30, 2022. Since the beginning of the year, 340B covered entities significantly increased patient enrollment in alternative programs and insurance plans that provide greater reimbursements.

For the three months ended June 30, 2022 and 2021, we have earned approximately $0.4 million and $1.1 million, respectively from COVID-19 testing. The decrease was primarily due to lower COVID-19 testing sales. As the COVID-19 pandemic fading worldwide, the need for testing has decreased as it relates to travel and business continuity. However, despite the downturn in COVID-19 testing needs, we have generated approximately $0.4 million in COVID-19 testing revenue for the three months ended June 30, 2022. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media production companies and these relationships provide us with recurring COVID-19 testing revenue.

	Six Months Ended June 30,
	2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Prescription revenue	$17,881,657	89%	$16,803,888	88%	$1,077,769	6%
340B contract revenue	1,094,057	5	1,449,821	8	(355,764)	-25
Testing revenue	1,659,214	8	1,610,506	8	48,708	3
Rent and other revenue	1,657	-	1,305	-	352	27
	20,636,585	103	19,865,520	103	771,065	4
PBM Fees	(612,005)	-53	(660,985)	-3	48,980	7
Sales returns	-	-	(2,937)	-	2,937	100
Revenues, net	$20,024,580	100%	$19,201,598	100%	$822,982	4%

For the six months ended June 30, 2022 and 2021, we recognized overall revenue from operations of approximately $20.0 million and $19.2 million, respectively. Net pharmacy revenues increased by approximately $0.8 million for the six months ended June 30, 2022 when compared to the same period in 2021. For the six months ended June 30, 2022, the increase in revenue was mainly attributable to an increase in pharmacy revenue of approximately $1.1 million, an increase in COVID-19 testing revenue of approximately $48,000, a decrease in PBM fees of approximately $49,000, which was offset by a decrease in 340B contract revenue of $0.4 million, when compared to the same period in 2021.

Prescription revenues represented 89% and 88% of all revenue for the six months ended June 30, 2022 and 2021, respectively. Prescriptions revenues as a percentage of total net revenues for the six months ended June 30, 2022, have increased when compared to 2021 due to the increase in prescription revenue of approximately $1.1 million and a decrease in 340B contract revenue approximately $0.4 million when compared to 2021. COVID-19 testing revenue is 8% as a percentage of total net revenues for both six month periods ended June 30, 2022 and 2021.

We have filled approximately 229,000 and 223,000 prescriptions during the six months ended June 30, 2022 and 2021, respectively, a 3% period over period increase in the number of prescriptions filled.

During 2022 we have experienced significant decreases in the reimbursement rates for uninsured patients enrolled in the Gilead PREP program that became effective beginning the first quarter of 2022 that had an overall unfavorable impact on our 340B contract revenue. Dispensing fee and third-party administration revenue earned on our 340B contracts for the six months ended June 30, 2022, and 2021 were approximately $1.1 million and $1.4 million, respectively. As a result of the decrease in reimbursement rates from Gilead PREP program, we experienced an unfavorable impact on our 340B contract revenue in the amount of approximately $0.3 million for the six months ended June 30, 2022. Since the beginning of the year, 340B covered entities significantly increased patient enrollment in alternative programs and insurance plans that provide greater reimbursements. For the three months ended March 31, 2022 we recorded approximately $0.4 million from our 340B contracts, compared to approximately $0.7 million during the three months ended June 30, 2022, an 82% increase from the first quarter of 2022 when compared to the second quarter of 2022. We believe the increase is a direct result of the patient enrollment effort and believe this trend will continue for the remainder of the year.

For the six months ended June 30, 2022, and 2021, we have earned approximately $1.7 million and $1.6 million, respectively from COVID-19 testing. We have recorded record COVID-19 testing revenue in January 2022 as the country was dealing with the Delta and Omicron outbreak during that period. Since January 2022 the demand for COVID-19 testing have slowed down as the need for testing has decreased as it relates to travel and business continuity. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media productions companies and these relationships may provide us with recurring COVID-19 testing revenue.

Operating Expenses

Our operating expenses decreased by approximately $1.1 million, or 19%, for the six months ended June 30, 2022 when compared to the same period in 2021. The decrease was mainly attributable to the following:

●	Decrease in salaries, wages and employee related expenses due to period over period decrease in headcount, and less time invested in training on pharmacy software when compared to 2021 in the amount of approximately $0.4 million;
●	Decrease in consulting fees in the amount of approximately $0.2 million;
●	Decrease in rent expense due to non-recurring leasehold improvement related expenses in the amount of approximately $0.2 million;
●	Decrease in amortization expense due to intangible assets being fully amortized in the amount of approximately $0.2 million;
●	Decrease in other operating expenses in the amount of approximately $0.1 million.

Other (Expense) Income

Other (expense) income decreased by approximately $2.6 million for the six months ended June 30, 2022 when compared to the same period in 2021. The decrease was mainly attributable to the following:

●	An adverse change in the fair value of derivative liability of approximately $1.9 million;
●	Decrease in (loss) gain from debt extinguishment of approximately $0.7 million due to the decrease from the forgiveness of the Paycheck Protection Program (“PPP”) loans in the amount of approximately $0.4 million in 2021 and non-recurring in 2022, a reduction in the Iliad Research and Chicago Venture Partners notes from the excess sales of converted common stock in the amount of approximately $0.1. million, and an increase in fees associated with the extension of the maturity date of the Iliad Research note in the amount of approximately $0.2 million;
●	Increase in other finance cost associated with the Iliad Research note in the amount of approximately $0.1 million;
●	Decrease in interest expense in the amount of approximately $0.1 million.

Net Loss

We sustained a net loss of approximately $2.2 million for the six months ended June 30, 2022, compared to a net loss of approximately $0.2 million for the same period in 2021. As discussed above, the increase in net loss is mainly attributable to non-operating items such as (loss) gain on debt settlement, other financing costs, and loss from the adverse change in the fair value of the derivative liability.

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

As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP and therefore you should not consider Adjusted EBITDA in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. You should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in the presentation, and we do not infer that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA does not include:

●	depreciation expense from property and equipment or amortization expense from acquired intangible assets (and although they are non-cash charges, the assets being depreciated/amortized will often have to be replaced in the future);

●	interest expense on our debt and capital leases or interest income we earn on cash and cash equivalents;

●	the amounts we paid in taxes or other components of our tax provision (which reduces cash available to us);

●	change in fair value of derivatives;

●	certain expenses associated with our acquisition activities; or

●	the impact of share-based compensation or other matters we do not consider to be indicative of our ongoing operations.

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

The table below presents a reconciliation of the most directly comparable U.S. GAAP measure, net (loss) income attributable to us, to Adjusted EBITDA for the periods indicated below:

	For the Three Months Ended June 30,
	2022	2021
Net loss	$(880,722)	$(191,162)
Interest expense	77,909	327,624
Change in fair value of derivative liability	220,300	(261,830)
Income tax expense	866	3,840
Depreciation and amortization expense	45,557	127,028
Consolidated Adjusted EBITDA	$(536,090)	$5,500

	For the Six Months Ended June 30,
	2022	2021
Net loss	$(2,242,198)	$(164,310)
Interest expense	537,290	649,413
Change in fair value of derivative liability	1,173,400	(688,510)
Income tax expense	866	8,949
Depreciation and amortization expense	96,198	266,307
Consolidated Adjusted EBITDA	$(434,444)	$71,849

Cash Flows

The following table summarizes our cash flows:

	For the Six Months Ended June 30,
	(unaudited)
	2022	2021
Net change in cash from:
Operating activities	$959,146	$129,032
Investing activities	1,562	(123,091)
Financing activities	(145,889)	319,704
Change in cash	$814,819	$325,645
Cash at end of the period	$2,226,927	$2,426,340

Net cash provided by in operating activities totaled approximately $1.0 million and $0.1 million during the six months ended June 30, 2022 and 2021, respectively. The operational cash flows were positively impacted by the overall change in working capital for the six months ended June 30, 2022 when compared to the same period in 2021, and the increase was mainly attributable to the increase in pharmacy revenues during the first six months of 2022 when compared to the same period in 2021, and an increase in accounts payable due to timing of vendor payments towards the end of 2021 compared to the end of June 30, 2022.

Net cash provided by investing activities was $1,562 for the six months ended June 30, 2022, compared to a use of cash of approximately $0.1 million for the same period in 2021. The cash inflow in 2022 was attributable to the proceeds from disposal of fixed assets, offset by payments made in developing internal use software. The cash outflow in 2021 was attributable to the completion of the construction at 400 Ansin Blvd.

Net cash used in financing activities was approximately $0.1 million for the six months ended June 30, 2022, compared to cash provided by financial activities of approximately $0.3 million for the same period in 2021. During 2021, approximately $0.4 million in loan proceeds were received from the U.S. CARES Act compared to $0.0 million loan proceeds received during the same period in 2022.

Liquidity and Capital Resources

Current and Future Financing Needs

We have an accumulated deficit of approximately $10.8 million through June 30, 2022. We have spent, and expect to continue to spend, additional amounts in connection with implementing our business strategy.

The Company has sustained recurring operating losses and negative cash flows from operations over the past years. For the six months ended June 30, 2022, the Company had a net loss of approximately $2.2 million, a loss from operations of approximately $0.3 million, and net cash provided by operating activities of approximately $1.0 million. The Company’s cash and cash equivalent position was approximately $2.2 million as of June 30, 2022. The Company expects to continue to incur net losses for at least the next 12 months.

On May 13, 2022, the Company extended the maturity date of the Iliad Research to May 15, 2023. As of June 30, 2022, the outstanding convertible note balance and accrued interest was $2,745,817. The note payable and accrued interest can be settled by Iliad Research either through a cash payment or conversion into shares of the Company’s common stock. Although the note holder has tendered past redemptions of the Iliad note payable in the form of common stock conversions, there are no assurances that the note holder will convert the remaining balance of the note and accrued interest into shares of the Company’s common stock. The Company expects that it will not generate sufficient cash flows from operations to satisfy the convertible note through cash payment. The Company is currently seeking either debt or equity funding to pay-off the note by its maturity date, but it presently has no access to outside capital.

The significant risks and uncertainties related to the Company’s liquidity described above raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months. The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects of these uncertainties.

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

Accounts Receivable and Allowances

Accounts receivable consist of amounts due from third party medical insurance carriers, pharmacy benefit management companies, patients and credit card processors. Management periodically reviews the accounts receivable to assess collectability and estimates potential uncollectible accounts. Accounts receivables are written off after collection efforts have been completed in accordance with our policies. The uncollectible accounts allowance reduces the carrying value of the account receivable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of June 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2022, a complaint was filed by the Plaintiff Positive Health Alliance, Inc. (“PHA”) against PharmCo LLC, a wholly owned subsidiary of the Company, in the U.S. Circuit Court of Miami Dade, Florida, alleging that defendant failed to pay amounts due and owing to PHA under the parties’ contract for discounted prescription drugs. PHA is seeking judgment against PharmCo for compensatory damages in the amount of $407,504, plus attorneys’ fees and costs. The Company has accrued certain amounts, as further described in Note 12 in the Notes to the Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 2022 and 2021. PHA and Pharmco entered into a settlement agreement on July 1, 2022, pursuant to which Pharmco paid to PHA the total amount of $407,504 in installment payments. The complaint was dismissed with prejudice on July 8, 2022.

On June 8, 2022, a complaint was filed by the Company against KeyCentrix, LLC (“KCL”), in the U.S. District Court for the Southern District of Florida, alleging fraudulent inducement, breach of express warranty and breach of implied warranty. The complaint stems from an agreement by KCL to license to the Company certain pharmacy management software known as “Newleaf ” for use in the operations of pharmacies operated by the Company.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. There were no material changes to the risks described in the section entitled “Risk Factors” in our Form 10-12G filed on April 7, 2022, or our Form 10-Q filed on May 16, 2022.

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

ITEM 5. OTHER INFORMATION

Standstill Agreement with Iliad Research

Effective May 13, 2022, we entered into an agreement (the “Standstill Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (“Iliad Research”) with respect to certain matters as described below which primarily relate to the Iliad Research Note (the “Note”) entered into on March 6, 2019. Capitalized terms have the meanings given to them in the Note. Pursuant to the Standstill Agreement, among other things:

●	During the period beginning May 13, 2022 and ending on June 15, 2022 (“Standstill Period 1”), Iliad Research agreed not to (i) redeem, whether in cash or Conversion Shares, any portion of the Note through the submission of Redemption Notices or otherwise; or (ii) sell any shares of the Company’s common stock (collectively, the “Standstill”).
●	The Company and Iliad Research agreed to extend the Maturity Date of the Note to May 15, 2023 (“Extension”).
●	Provided there was not an Event of Default under the Note, the Company may elect to extend the Standstill until July 15, 2022 (“Standstill Period 2”). There was not an Event of Default, and the Company elected to extend the Standstill until July 15, 2022.
●	In consideration of the foregoing, the Company agreed to increase the balance of the Note by $237,173, pay $47,435 for Standstill Period 1, and, if elected, pay $53,607 for Standstill Period 2. As a result, the outstanding balance of the Iliad Research note, inclusive of Extension and Standstill Period 1 fees, is $2,656,336 at May 13, 2022. In addition, the Company made customary representations, warranties and agreements.

The foregoing description is a summary of the material terms of the Standstill Agreement and is qualified in its entirety by the full text of the Standstill Agreement, which was filed as Exhibit 3.9 to our Form 10-Q filed on May 16, 2022.

ITEM 6. EXHIBITS

3.1	Progressive Training Inc, Certificate of Incorporation, dated October 31, 2006
3.2	Progressive Care Inc., Certificate of Ownership and Merger of Progressive Care Inc. into Progressive Training, Inc. dated November 23, 2010
3.3	Certificate of Amendment of Certificate of Incorporation dated July 3, 2014
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock dated December 18, 2014
3.5	Certificate of Amendment to the Certificate of Incorporation dated February 26, 2015
3.6	Certificate of Amendment to Certificate of Incorporation dated September 23, 2019
3.7	Certificate of Correction dated September 26, 2019
3.8	Progressive Care Inc., Amended and Restated Bylaws
3.9	Standstill Agreement by and among the Company, Iliad Research and Trading, L.P., dated May 13, 2022
4.1	Promissory Note between Regions Bank and PharmCo, LLC, 400 Ansin Blvd., Hallandale Beach, FL, dated as of December 14, 2018
4.2	Promissory Note between 400 Ansin LLC and Company, 400 Ansin Blvd., Hallandale Beach, FL, dated as of December 14, 2018
4.3	Secured Convertible Promissory Note between Chicago Venture Partners, L.P. and the Company, dated as of January 2, 2019
4.4	Secured Convertible Promissory Note between Iliad Research and Trading, L.P. and Company dated as of March 6, 2019
10.1+	Director Agreement between Jervis Hough and Progressive Care Inc., dated as of August 1, 2017
10.2 +	Director Agreement between Oleg Firer and Progressive Care Inc., dated as of September 20, 2017
10.3+	Executive Employment Agreement by and between Alan Jay Weisberg and the Company, dated as of October 15, 2020
10.4+	Executive Employment Agreement by and between Cecile Munnik and the Company, dated as of October 15, 2020
10.5+	Executive Employment Agreement by and between by and between Birute Norkute and the Company, dated as of January 3, 2020
10.6	Membership Interest Purchase Agreement – Touchpoint RX, LLC dated as of March 30, 2018
10.7	Consulting Agreement by and between the Company and Spark Financial Consulting, Inc. dated July 1, 2019
10.8	Membership Interest Exchange Agreement, dated January 5, 2015 (filed as Exhibit 10.1 to Form 8-K filed on January 9, 2015)
10.9+	Incentive Stock Plan
10.10+	Amended and Restated Executive Employment Agreement by and between Alan Jay Weisberg and the Company, dated as of November 22, 2021
10.11+	Amended and Restated Executive Employment Agreement by and between Cecile Munnik and the Company, dated as of November 22, 2021
10.12+	Amended and Restated Executive Employment Agreement by and between Birute Norkute and the Company, dated as of November 22, 2021
10.13+	Amended and Restated Employment Agreement by and between Armen Karapetyan and the Company, dated as of November 22, 2021
10.14+	Employment Agreement by and between Carlos Rangel and the Company, dated as of November 22, 2021
10.15+	Director Agreement between Alan Jay Weisberg and Progressive Care Inc., dated as of July 21, 2021
10.16	Share Exchange Agreement between the Company and Yelena Braslavskaya 2020 Gift Trust dated November 22, 2021
10.17	Settlement Agreement by and among the Company, Iliad Research and Chicago Ventures Partners, L.P. dated January 20, 2022
10.18+	Director Agreement between Birute Norkute and the Company dated as of December 9, 2021
10.19+	Director Agreement between Joseph Ziegler and the Company dated as of December 9, 2021
10.20	Stock Purchase Agreement by and among certain sellers and Company dates as of March 8, 2019
10.21	Amendment to Stock Purchase Agreement by and among certain sellers and Company dated as of November 1, 2019
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Progressive Care Inc.

Date: August 11, 2022	By:	/s/ Alan Jay Weisberg
Alan Jay Weisberg Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Cecile Munnik
Cecile Munnik Chief Financial Officer (Principal Financial and Accounting Officer)

