Form 10-Q
period 2022-09-30
Progressive Care Inc.
filed 2022-11-14
CIK 1402945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ☐ to ☐

Commission File Number: 000-52684

Progressive Care Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Ansin Blvd., Suite A, Hallandale Beach, FL	33009
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class:	Outstanding as of October 31, 2022

Common Stock, $0.0001 Par Value	669,467,647

Securities registered pursuant to Section 12(b) of the Act: None

TABLE OF CONTENTS

		Page
	Special Note about Forward-Looking Statements	3
PART I	Financial Information
ITEM 1.	Financial Statements	F-1
	Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021	F-2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	F-6
	Notes to the Condensed Consolidated Financial Statements	F-7
ITEM 2.	Management’s Discussion and Analysis Of Financial Condition and Results Of Operations	4
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4.	Controls and Procedures	17
PART II	Other Information
ITEM 1	Legal Proceedings	18
ITEM 2	Unregistered Sales of Equity Securities and Use Of Proceeds	19
ITEM 3	Defaults upon Senior Securities	19
ITEM 4	Mine Safety Disclosures	19
ITEM 5	Other Information	19
ITEM 6	Exhibits	19

2

SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

Statements contained herein that are not based upon current or historical fact are forward-looking in nature and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements reflect Progressive Care Inc. and its subsidiaries’ (“Company”) expectations about its future operating results, performance, and opportunities that involve substantial risks and uncertainties. When used herein, the words “anticipate,” “believe,” “estimate,” “upcoming,” “plan,” “target,” “intend” and “expect” and similar expressions, as they relate to Progressive Care Inc., its subsidiaries, or its management, are intended to identify such forward-looking statements. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

3

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Financial Statements

Page
Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021	F-2
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	F-6
Notes to the Condensed Consolidated Financial Statements	F-7

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,347,577	$1,412,108
Accounts receivable – trade, net	2,792,959	2,187,848
Receivables - other	1,895,314	382,324
Inventory, net	898,184	1,150,390
Prepaid expenses	353,192	813,310
Total Current Assets	13,287,226	5,945,980
Property and equipment, net	2,447,674	2,423,497
Other Assets
Goodwill	1,387,860	1,387,860
Intangible assets, net	138,880	152,791
Right of use assets, net	546,405	682,946
Deposits	38,637	38,637
Total Other Assets	2,111,782	2,262,234
Total Assets	$17,846,682	$10,631,711
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued liabilities	$7,915,341	$6,000,034
Notes payable and accrued interest, net of unamortized debt discount and debt issuance costs	218,271	202,184
Lease liabilities - current portion	199,281	183,720
Total Current Liabilities	8,332,893	6,385,938
Long-term Liabilities
Notes payable, net of current portion	2,198,881	3,108,794
Derivative liabilities	15,854,000	221,900
Lease liabilities - net of current portion	388,928	527,479
Total Liabilities	26,774,702	10,244,111

Commitments and Contingencies

Stockholders’ (Deficit) Equity
Preferred Stock, Series A par value $0.001; 10,000,000 shares authorized, 0 and 51 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Preferred Stock, Series B par value $0.001 per share; 100,000 shares authorized, 3000 issued and outstanding as of September 30, 2022 and 0 shares issued and outstanding as of December 31, 2021	-	-
Common stock, par value $0.0001; 1,000,000,000 shares authorized, 628,811,082 and 544,865,492 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	62,882	54,487
Additional paid-in capital	11,284,139	8,862,050
Accumulated deficit	(20,275,041)	(8,528,937)
Total Stockholders’ (Deficit) Equity	(8,928,020	387,600
Total Liabilities and Stockholders’ (Deficit) Equity	$17,846,682	$10,631,711

See Accompanying Notes to Condensed Consolidated Financial Statements.

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30,

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues, net	$10,143,881	$9,797,523	$30,168,460	$28,999,122

Cost of revenue	7,981,796	6,871,206	23,595,416	21,031,826

Gross profit	2,162,085	2,926,317	6,573,044	7,967,296

Selling, general and administrative expenses
Bad debt (recovery) expense	(2,300)	30,904	(20,200)	152,953
Share-based compensation	1,366,690	41,667	1,421,690	189,012
Other selling, general and administrative expenses	2,667,384	2,629,810	7,374,069	8,230,678
Total selling, general and administrative expenses	4,031,774	2,702,381	8,775,559	8,572,643

(Loss) income from operations	(1,869,689)	223,936	(2,202,515)	(605,347)

Other (loss) income
Change in fair value of derivative liabilities	(7,894,100)	225,130	(9,067,500)	913,640
Gain on debt extinguishment	1,015,401	421,400	953,228	1,056,225
Grant revenue	2,079,297	-	2,079,297	-
Other finance costs	(418)	-	(147,622)	-
Abandoned offering costs	(635,545)	-	(635,545)	-
Day one loss on issuance of units	(1,026,155)	-	(1,026,155)	-
Day one loss on debt modification	(523,526)	-	(523,526)	-
(Loss) gain on disposal of fixed assets	-	(8,237)	11,562	(8,237)
Interest expense	(107,893)	(335,750)	(645,183)	(985,163)
Total other (loss) income	(7,092,939)	302,543	(9,001,444)	976,465
(Loss) income before income taxes	(8,962,628)	526,479	(11,203,959)	371,118
Income taxes	-	1,920	(866)	(7,029)
Net (loss) income	$(8,962,628)	$528,399	$(11,204,825)	$364,089
Series A Preferred Stock dividend associated with induced conversion	(541,278)	-	(541,278)	-
Net (loss) income attributable to Common Shareholders	$(9,503,906)	$528,399	$(11,746,103)	$364,089
Basic and diluted net income (loss) per common share	$-	$-	$-	$-
Weighted average number of common shares outstanding during the year - basic	577,261,765	516,284,388	557,350,317	515,389,061
Weighted average number of common shares outstanding during the year - diluted	835,285,339	603,756,129	557,350,317	604,651,456

See Accompanying Notes to Condensed Consolidated Financial Statements.

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

Three and Nine Months Ended September 30, 2022

	Preferred Series A		Preferred Series B		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance December 31, 2021	51	$-		$-	544,865,492	$54,487	$8,862,050	$(8,528,937)	$387,600
Issuance of common stock for services					618,672	62	20,938		21,000
Stock-based compensation					3,478,423	348	104,652		105,000
Net loss for the three months ended March 31, 2022								(1,361,476)	(1,361,476)
Balance March 31, 2022	51	$-		$-	548,962,587	$54,897	$8,987,640	$(9,890,413)	$(847,876)
Net loss for the three months ended June 30, 2022								(880,722)	(880,722)
Balance June 30, 2022	51	$-		$-	548,962,587	$54,897	$8,987,640	$(10,771,135)	$(1,728,598)
Issuance of common stock for services					27,675,676	2,768	655,914	-	658,682
Stock-based compensation					5,660,172	566	159,434	-	160,000
Issuance of Common Stock for Debt Modification Agreement					21,000,000	2,100	459,900	-	462,000
Issuance of common stock in exchange for redemption and cancellation of Series A Preferred Stock	(51)	-		-	25,512,647	2,551	538,727	-	541,278
Series A Preferred Stock dividend associated with induced conversion								(541,278)	(541,278)
Issuance of Series B Preferred Stock from securities purchase agreement			3,000	-	-	-	-		-
Stock Options granted during the period							482,524		482,524
Net loss for the three months ended September 30, 2022								(8,962,628)	(8,962,628)
Balance September 30, 2022	-	$-	3,000	$-	628,811,082	$62,882	$11,284,139	$(20,275,041)	$(8,928,020)

See Accompanying Notes to Condensed Consolidated Financial Statements.

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

Three and Nine Months Ended September 30, 2021

	Preferred Series A		Common Stock		Additional		Total
	$0.001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance December 31, 2020	51	$-	485,768,076	$48,577	$6,978,301	$(8,746,930)	$(1,720,052)
Issuance of common stock for settlement of debt principal and interest			32,231,321	3,223	1,038,756		1,041,979
Issuance of common stock for services			1,989,390	199	74,801		75,000
Net income for the three months ended March 31, 2021						26,852	26,852
Balance March 31, 2021	51	$-	519,988,787	$51,999	$8,091,858	$(8,720,078)	$(576,221)
Issuance of common stock for services			107,142	11	5,668		5,679
Net loss for the three months ended June 30, 2021						(191,162)	(191,162)
Balance June 30, 2021	51	$-	520,095,929	$52,010	$8,097,526	$(8,911,240)	$(761,704)
Issuance of common stock for settlement of debt principal and interest			4,945,598	495	199,505	-	200,000
Issuance of common stock for services			2,830,188	282	149,718	-	150,000
Net income for the three months ended September 30, 2021						528,399	528,399
Balance September 30, 2021	51	$-	527,871,715	$52,787	$8,446,749	$(8,382,841)	$116,695

See Accompanying Notes to Condensed Consolidated Financial Statements.

Progressive Care Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30,

	2022	2021
Cash Flows from Operating Activities:
Net (loss) income attributable to Common Shareholders	$(11,746,103)	$364,089

Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation	96,772	135,949
Change in provision for doubtful accounts	(20,200)	45,700
Share-based compensation	1,421,690	189,012
Amortization of debt issuance costs and debt discounts	317,923	729,280
Gain on debt extinguishment	(953,228)	(1,056,225)
Other financing costs	147,622	-
Series A Preferred Stock dividend associated with induced conversion	541,278	-
Day one loss on issuance of units	1,026,155	-
Day one loss on debt modification	523,526	-
Amortization of right of use assets-Finance leases	25,008	25,008
Amortization of right of use assets-Operating leases	111,533	148,986
Change in fair value of derivative liability	9,067,500	(913,640)
Change in accrued interest on notes payable	285,466	198,679
Change in accrued interest on lease liabilities	20,447	14,902
Amortization of intangible assets	23,911	163,235
(Gain) loss on disposal of fixed assets	(11,562)	8,237

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(442,038)	(42,690)
Grant receivable	(1,655,862)	-
Inventory	252,206	(211,976)
Prepaid expenses	715,389	(17,611)
Deposits	-	(2,236)
Increase (decrease) in:
Accounts payable and accrued liabilities	1,366,335	256,322
Operating lease liabilities	(114,580)	(141,353)
Net cash provided by (used in) operating activities	999,188	(106,332)
Cash Flows from Investing Activities:
Purchase of property and equipment	(5,838)	(128,280)
Proceeds from disposal of fixed assets	11,562	-
Purchase of intangible assets	(10,000)	(12,659)
Net Cash (Used in) Investing Activities	(4,276)	(140,939)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	-	421,400
Proceeds from issuance of preferred stock allocated to derivative liabilities	6,000,000	-
Payment of stock issuance costs	(579,036)	-
Payment of debt discount and debt issuance costs	(221,964)	-
Payments of notes payable	(229,586)	(126,190)
Payments on lease liabilities	(28,857)	(47,780)
Net Cash Provided by Financing Activities	4,940,557	247,430

Net increase in cash and cash equivalents	5,935,469	159

Cash and cash equivalents at beginning of period	1,412,108	2,100,695
Cash and cash equivalents at end of period	$7,347,577	$2,100,854
Supplemental disclosures of cash flow information:
Cash paid for interest	$85,147	$57,303
Cash paid for income taxes	$866	$7,029

Supplemental Schedule of non-cash investing and financing activities:

Debt principal and interest repaid through conversion into common stock shares	$-	$1,241,979

Debt extension fees and other financing costs added to note principal	$484,377	$-

Issuance of common stock for services rendered	$658,682	$230,397

Insurance premiums financed through issuance of note payable	$128,437	$126,313

Equipment purchase financed through issuance of note payable	$115,111	$14,569

See Accompanying Notes to Condensed Consolidated Financial Statements.

Progressive Care Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2022 and 2021

Note 1 Organization & Nature of Operations

Progressive Care Inc. (“Progressive”) was incorporated under the laws of the state of Delaware on October 31, 2006.

Progressive, through its wholly-owned subsidiaries, PharmCo, LLC (referred to as “PharmCo 901”), Touchpoint RX, LLC doing business as PharmCo Rx 1002, LLC (referred to as “PharmCo 1002”), Family Physicians RX, Inc. doing business as PharmCoRx 1103 and PharmCoRx 1204 (referred to as “FPRX” historically or “PharmCo 1103” and “PharmCo 1204” currently) (pharmacy subsidiaries collectively referred to as “PharmCo”), and ClearMetrX Inc. (collectively with all entities referred to herein as the “Company”, or “we”) is a personalized healthcare services and technology company that provides prescription pharmaceuticals and risk and data management services to healthcare organizations and providers.

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

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of the full 2022 fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended December 31, 2021.

Note 3 Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Progressive and its wholly-owned subsidiaries as described in Note 1. All inter-company accounts and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to opt out of such extended transition period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to net realizable value of accounts receivable and inventories, estimated useful lives and potential impairment of property and equipment, estimated fair value of derivative liabilities using the Monte Carlo simulation model, fair value of assets acquired and liabilities assumed in business combinations, and estimates of current and deferred tax assets and liabilities.

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

Cash

The Company maintains its cash in bank deposit accounts at several financial institutions, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) and at times may exceed federally insured limits. The Company had approximately $6.1 million that is uninsured at September 30, 2022. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk associated with its cash balances, since our deposits are held with high quality financial institutions that are well capitalized.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2022 and December 31, 2021.

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

Billing Concentrations

The Company’s trade receivables are primarily from prescription medications billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse the Company. The Company generated reimbursements from three significant insurance providers for the nine months ended September 30, 2022:

Payors
A	23%
B	23%
C	19%

The Company generated reimbursements from three significant pharmacy benefit managers (PBMs) for the nine months ended September 30, 2022:

PBMs
A	52%
B	23%
C	11%

Inventory

Inventory is valued on a lower of first-in, first-out (FIFO) cost or net realizable value basis. Inventory primarily consists of prescription medications, pharmacy and testing supplies, and retail items. The Company provides a valuation allowance for obsolescence and slow-moving items. The Company recorded an allowance for obsolescence of $40,000 at September 30, 2022 and December 31, 2021, respectively.

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

Description	Estimated Useful Life
Building	40 years
Building improvements	Remaining life of the building
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease
Furniture and equipment	5 years
Computer equipment and software	3 years
Vehicles	3-5 years

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the nine months ended September 30, 2022 and 2021, respectively.

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

The following tables presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of:

Description	Level 1	Level 2	Level 3	Balance at September 30, 2022
Derivative Liabilities	$-	$-	$15,854,000	$15,854,000

Description	Level 1	Level 2	Level 3	Balance at December 31, 2021
Derivative Liabilities	$-	$-	$221,900	$221,900

The following table is a roll forward from December 31, 2021 to September 30, 2022 of the opening and closing balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Derivative Liabilities
Opening balance December 31, 2021	$221,900
Total losses for the period:
Included in net (loss) income for the period	9,067,500
New derivatives	8,042,000
Transfers out	(1,477,400)
Closing balance September 30, 2022	$15,854,000

Change in fair value of derivative for the three and nine months ended September 30, 2022 was included in net income (loss) for the period.

Fair Value of Financial Instruments

The Company’s financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, lease liabilities, and notes payable. The carrying amounts of the Company’s financial instruments other than notes payable and lease liabilities generally approximate their fair values at September 30, 2022 and December 31, 2021 due to the short-term nature of these instruments. The carrying amount of notes payable approximated fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing. The carrying value of lease liabilities approximate fair value due to the implicit rate in the lease in relation to the Company’s borrowing rate and the duration of the leases.

Derivative Liabilities

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Condensed Consolidated Statements of Operations as other income or expense. Upon registration, conversion or exercise, as applicable, of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the Condensed Consolidated Balance Sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months after the balance sheet date.

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

Billings for most prescription orders are with third-party payers, including Medicare, Medicaid, and insurance carriers. Customer returns are nominal. Prescription revenues were 93% and 83% of total revenue for the three months ended September 2022 and 2021, respectively, and 90% and 86% for the nine months ended September 30, 2022 and 2021, respectively.

The Company accrues an estimate of fees, including direct and indirect remuneration fees (“DIR fees”), which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known.

The following table disaggregates net revenue by categories for the three and nine months ended September 30:

	For the Three Months Ended September 30,
	2022	2021
Prescription revenue	$9,397,483	$8,125,854
340B contract revenue	1,154,166	670,880
Testing revenue	235,221	1,315,946
Other revenue	903	250
	10,787,773	10,112,930
PBM Fees	(643,892)	(315,142)
Sales returns	-	(265)
Revenues, net	$10,143,881	$9,797,523

	For the Nine Months Ended September 30,
	2022	2021
Prescription revenue	$27,279,141	$24,929,722
340B contract revenue	2,248,223	2,120,701
Testing revenue	1,894,434	2,926,452
Other revenue	2,560	1,575
	31,424,358	29,978,450
PBM Fees	(1,255,898)	(976,127)
Sales returns	-	(3,201)
Revenues, net	$30,168,460	$28,999,122

Grant Revenue

Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company is eligible for refundable employee retention credits (“ERCs”) subject to certain conditions which were met during the nine months ended September 30, 2022. In connection with the ERCs, the Company adopted a policy to recognize the ERCs when earned and report the amounts as grant revenue in accordance with FASB ASC 958-605. Accordingly, the Company recorded approximately $2.1 million of grant revenue and grant revenue receivable during the nine months ended September 30, 2022. The Company received approximately $0.4 million of ERC proceeds during the three months ended September 30, 2022, which was credited against grant revenue receivable. Grant revenue receivable balance at September 30, 2022 was approximately $1.7 million and recorded in Receivables – other on the Condensed Consolidated Balance Sheets.

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

Vendor Concentrations

For the nine months ended September 30, 2022 and 2021, the Company had significant concentrations with one vendor. The purchases from this significant vendor were 95% and 95% of total vendor purchases for the nine months ended September 30, 2022 and 2021, respectively.

Selling, General and Administrative Expenses

Selling expenses primarily consist of store salaries, contract labor, occupancy costs, and expenses directly related to the stores. General and administrative costs include advertising, insurance, professional fees, and depreciation and amortization.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Advertising expense was approximately $85,000 and $60,000 for the three months ended September 30, 2022 and 2021, respectively. Advertising expense was approximately $262,000 and $177,000 for the nine months ended September 30, 2022 and 2021, respectively.

Stock-Based Compensation

Stock-based compensation expense is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. The Company uses the Black-Scholes and Monte Carlo Simulation models to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Stock compensation expense is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s policy is to recognize forfeitures as they occur.

Stock Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the Condensed Consolidated Statements of Operations. The fair value of the warrants issued in the Private Placement transaction was estimated using a Monte Carlo simulation approach (see Note 14).

Offering Costs Associated with the Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Company’s planned underwritten public offering. Offering costs generally are deferred and reclassified as a charge to APIC upon the sale of securities. Deferred costs for an abandoned offering are expensed.

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

The provision for income taxes for the nine months ended September 30, 2022 and 2021 on the Condensed Consolidated Statements of Operations represents the minimum state corporate tax payments. There was no current tax provision for the nine months ended September 30, 2022 and 2021 because the Company did not have taxable income during those periods. Total available net operating losses to be carried forward to future taxable years was approximately $14.8 million as of September 30, 2022, $6 million of which will expire in various years through 2038. The temporary differences giving rise to deferred income taxes principally relate to accelerated depreciation on property and equipment and amortization of goodwill recorded for tax purposes, reserves for estimated doubtful accounts and inventory obsolescence and net operating losses recorded for financial reporting purposes. The Company’s net deferred tax asset at September 30, 2022 and December 31, 2021 was fully offset by a 100% valuation allowance as it was not more likely than not that the tax benefits of the net deferred tax asset would be realized. The change in the valuation allowance increased by approximately $1.5 million for the nine months ended September 30, 2022.

The Company accounts for uncertainty in income taxes by recognizing a tax position in the condensed consolidated financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company records interest and penalties related to tax uncertainties, if any, as income tax expense. Based on management’s evaluation, the Company does not believe it has any uncertain tax positions for the nine months ended September 30, 2022 and 2021.

(Loss) Income per Share

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

The following are dilutive common stock equivalents during the periods ended:

	September 30, 2022	September 30, 2021

Convertible Debt	140,136,867	88,367,068
Stock Warrants	117,886,707	-
Total	258,023,574	88,367,068

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

Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the condensed consolidated financial statements through November 14, 2022, the date the condensed consolidated financial statements were available to be issued.

Note 4. Liquidity and Going Concern Consideration

The Company has sustained recurring operating losses and negative cash flows from operations over the past years. At September 30, 2022, the Company had an accumulated deficit of approximately $20.3 million. For the nine months ended September 30, 2022, the Company had a net loss of $11.2 million. The Company expects to continue to incur significant losses for at least the next 12 months.

The Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business.

On August 30, 2022, the Company entered into a Debt Modification Agreement (“the Modification Agreement”) with a group of investors led by NextPlat Corporation (the “NextPlat investors”) wherein the terms were modified for the existing Secured Convertible Promissory Note previously held by Iliad Research and Trading, L.P. (“the Note”) and sold to the NextPlat investors. The NextPlat investors purchased the Iliad Note as part of a Confidential Note Purchase and Release Agreement (“the NPA”) between Iliad Research and Trading L.P. and the NextPlat investors. As of the date of the SPA, the aggregate amount of principal and interest outstanding was approximately $2.8 million. As part of the Modification Agreement, the NextPlat investors agreed to modify the following terms of the Note as follows:

1.	The Maturity Date was extended to August 31, 2027.
2.	The Outstanding Balance shall bear interest at the simple annual rate of five percent (5%) per annum.
3.	The Company is prohibited from prepaying the Note.
4.	The Conversion Price for the Note was modified to a fixed price of $0.02 per share of Common Stock.
5.	The Note shall provide for mandatory conversion upon the later to occur of (a) the completion of the Company’s reverse stock split, and (b) the listing of the Company’s common stock on a national exchange, including the Nasdaq Capital Market, the Nasdaq Global Market, or the New York Stock Exchange.

The Company also entered into a Private Placement Transaction wherein the Company raised approximately $6.0 million in gross proceeds from the sale of Series B Convertible Preferred Stock (see Note 5), which approximately $0.6 million were withheld from the gross proceeds as it relates to offering costs and approximately $0.4 million in stock issued for service rendered and derivative liabilities associated with the offering.

Management believes that the above transactions mitigate the previously reported conditions related to the Company’s ability to continue as a going concern over the next twelve months.

Note 5. Private Placement Transaction

On August 30, 2022, the Company entered into a Securities Purchase Agreement with NextPlat Corporation (“NextPlat”) wherein the Company received gross proceeds of $6.0 million through the sale of 3,000 units. Each unit is made up of one share of Series B Convertible Preferred Stock, $0.001 par value, and one redeemable warrant (“the Investor Warrants”). Each warrant entitles the holder to purchase one share of Series B Convertible Preferred Stock at an exercise price of $2,000. The Investor Warrants may also be exercised, in whole or in part, by means of a cashless exercise. The Series B Convertible Preferred Stock has a stated value of $2,000 per share. Each share of Series B Convertible Preferred Stock is convertible at any time at the option of the holder into shares of the Company’s common stock determined by dividing the stated value by the conversion price of $0.02. The Company incurred total offering costs associated with the transaction of approximately $1.0 million, which approximately $0.6 million in offering costs were withheld from the gross proceeds and approximately $0.4 million in stock issued for service rendered and derivative liabilities associated with the offering.

In conjunction with the Private Placement Transaction, the Company also entered into a Debt Modification Agreement with NextPlat (see Note 4). The Company also issued placement agent warrants with substantively similar terms as the Investor Warrants.

In connection with the Private Placement Transaction, the Company entered into a registration rights agreement with NextPlat pursuant to which, among other things, the Company agreed to prepare and file with the SEC a registration statement to register for resale the shares of the Company’s common stock upon conversion of the Series B Convertible Preferred Stock, the NextPlat Convertible Note and Warrants.

Note 6. Accounts Receivable – Trade, net

Accounts receivable consisted of the following at:

	September 30, 2022	December 31, 2021
Gross accounts receivable – trade	$2,979,959	$2,395,048
Less: Allowance for doubtful accounts	(187,000)	(207,200)
Accounts receivable – trade, net	$2,792,959	$2,187,848

For the nine months ended September 30, 2022 and 2021, the Company recognized bad debt (recovery) expense in the amount of approximately ($20,000) and $153,000, respectively.

Note 7. Property and Equipment, net

Property and equipment, net consisted of the following at:

	September 30, 2022	December 31, 2021

Building	$1,651,069	$1,651,069
Building improvements	513,075	507,238
Land	184,000	184,000
Leasehold improvements and fixtures	276,614	276,614
Furniture and equipment	420,292	330,291
Computer equipment and software	101,230	101,230
Vehicles	75,209	81,633
Total	3,221,489	3,132,075
Less: accumulated depreciation	(773,815)	(708,578)
Property and equipment, net	$2,447,674	$2,423,497

Depreciation expense for the nine months ended September 30, 2022 and 2021 was approximately $97,000 and $136,000, respectively.

Note 8. Intangible Assets

Intangible assets consisted of the following at:

	September 30,	December 31,
	2022	2021
Trade names	$362,000	$362,000
Pharmacy records	263,000	263,000
Non-compete agreements	166,000	166,000
Software	86,424	-
Website	67,933	67,933
Subtotal	945,357	858,933
Less accumulated amortization	(806,477)	(782,566)
Net intangible assets	$138,880	$76,367
Software not yet placed in service	-	76,424
Total Intangible Assets, net	$138,880	$152,791

Amortization of intangible assets amounted to approximately $24,000 and $163,000 for the nine months ended September 30, 2022 and 2021, respectively. The following table represents the total estimated future amortization of intangible assets for the three succeeding years:

Year	Amount
2022 (three months)	15,100
2023	60,260
2024	41,914
2025	21,606
Total	$138,880

Note 9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at:

	September 30,	December 31,
	2022	2021
Accounts payable – trade	$6,067,607	$4,677,555
Accrued payroll and payroll taxes	85,741	143,074
Accrued DIR fees	575,947	712,002
Accrued legal fees	-	306,588
Accrued share-based compensation	770,000	-
Other accrued liabilities	416,046	160,815
Totals	$7,915,341	$6,000,034

Note 10. Notes Payable

Notes payable consisted of the following at:

	September 30,	December 31,
	2022	2021
A. Convertible notes payable and accrued interest – collateralized	$2,802,355	$2,143,891
B. Mortgage note payable – commercial bank – collateralized	1,246,750	1,307,562
C. Note payable – uncollateralized	25,000	25,000
D. Notes payable – collateralized	146,490	52,231
Insurance premium financing	116,504	68,164
Subtotal	4,337,099	3,596,848
Less Unamortized debt discount	(1,919,947)	(198,677)
Less Unamortized debt issuance costs		(575)
Less Unamortized investment length premium	-	(86,618)
Total	2,417,152	3,310,978
Less: Current portion of notes payable	(218,271)	(202,184)
Long-term portion of notes payable	$2,198,881	$3,108,794

The corresponding notes payable above are more fully discussed below:

(A) Convertible Notes Payable – collateralized

Iliad Research and Trading, L.P.

On March 6, 2019, Progressive entered a Securities Purchase Agreement (the “Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad Research”) in the amount of $3,310,000 (“the Iliad Research note”). The Iliad Research note accrued interest at the rate of 10% per annum and was convertible into shares of common stock ($0.0001 par value per share) based on the average of the two lowest closing trading prices during the twenty trading days immediately preceding the applicable conversion. Through a series of extensions entered into, the maturity date was extended to May 15, 2023, at which time all unpaid principal and accrued and unpaid interest were due. The Iliad Research note was acquired as part of the Confidential Note Purchase and Release Agreement entered into between Iliad Research and the NextPlat investors, and the terms of the Iliad Research note were modified as part of the Debt Modification Agreement between the Company and the NextPlat investors (see Note 4).

The provisions of the Iliad Research note contained a weekly volume limitation on the number of shares common stock received from note conversions that can be sold (“Volume Limitation”). In the event of Volume Limitation breach, the Outstanding Balance of the Iliad Research note was reduced by an amount equal to such Excess Sales (the “Outstanding Balance Reduction”). During the nine months ended September 30, 2021, the volume of sales of Conversion Shares exceeded the Volume Limitation, which resulted in an Outstanding Balance Reduction in the amount of $180,000, which was recorded as a gain on debt extinguishment during the nine month period.

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

On January 20, 2022, Progressive Care entered into an agreement with Iliad Research and CVP (“the Settlement Agreement”), in which (1) the maturity date of the Iliad Research note was extended to May 15, 2022, for which the Company paid an extension fee in the amount of approximately $46,000, (2) the outstanding balance of the Iliad Research note was increased by $100,000 because the Iliad Research note was not repaid by February 16, 2022, (3) the balance of the Iliad Research note was reduced by $180,000 (recorded in 2021) as settlement of the alleged breaches of the Volume Limitation provisions of the Iliad Research note, (4) CVP paid $175,000 to Progressive Care as settlement of the alleged breaches of the Volume Limitation provisions of the CVP note, and (5) Iliad Research and its affiliated entities agreed not to sell any shares of Progressive Care or submit any Redemption Notices for a stated time period (“Standstill Period”). The $180,000 debt reduction and $175,000 received were accounted for as gains on debt extinguishment, the $100,000 was accounted for as interest expense and the $46,000 extension fee was recorded as other finance costs.

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

The outstanding balance on the Iliad Research note was approximately $2,144,000 at December 31, 2021, inclusive of accrued interest in the amount of approximately $833,000. On August 30, 2022, the Iliad Research note was purchased by the NextPlat investors.

The conversion features embedded within the Iliad Research note represented an embedded derivative. Accordingly, the embedded conversion right was bifurcated from the debt host and accounted for as a derivative liability and remeasured to fair value each reporting period. Fair value was determined using a Monte Carlo simulation model. For the three months ended September 30, 2022 and 2021, the Company recorded in earnings a Change in Fair Value of the Derivative Liability in the amounts of approximately ($82,000) and $225,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded in earnings a Change in Fair Value of the Derivative Liability in the amounts of approximately ($1,256,000) and $914,000, respectively. Upon the entrance into the Debt Modification Agreement with the NextPlat investors on August 30, 2022, the outstanding fair value of the derivative liability of $1,477,400 was written off and included in gain on debt extinguishment for the nine month period end September 30, 2022. The derivative liability balance at December 31, 2021 was approximately $222,000.

Debt Issuance Costs, Debt Discount and Investment Length Premium Associated with the Iliad Research Note

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

Debt issuance costs, debt discount and investment length premium were amortized to interest expense over the term of the related debt using the straight-line method. Total amortization expense for the nine months ended September 30, 2022 and 2021 was approximately $286,000 and $729,000, respectively.

NextPlat Investors

On August 30, 2022, the Company entered into a Debt Modification Agreement (“the Modification Agreement”) with a group of investors led by NextPlat Corporation (the “NextPlat investors”) wherein the terms were modified for the existing Secured Convertible Promissory Note originally held by Iliad Research and Trading, L.P. (“the Note”) and sold to the NextPlat investors (“the NextPlat Investors Note”). The NextPlat investors purchased the Iliad Research Note as part of a Confidential Note Purchase and Release Agreement (“the NPA”) between Iliad Research and Trading L.P. and the NextPlat investors. As of the date of the SPA, the aggregate amount of principal and interest outstanding on the NextPlat Investors Note was approximately $2.8 million. As part of the Modification Agreement, the NextPlat investors agreed to modify the following terms of the NextPlat Investors Note:

1.	The Maturity Date was extended to August 31, 2027.
2.	The Outstanding Balance shall bear interest at the simple annual rate of five percent (5%) per annum.
3.	The Company is prohibited from prepaying the Note.
4.	The Conversion Price for the Note was modified to a fixed price of $0.02 per share of Common Stock.
5.	The Note shall provide for mandatory conversion upon the later to occur of (a) the completion of the Company’s reverse stock split, and (b) the listing of the Company’s common stock on a national exchange, including the Nasdaq Capital Market, the Nasdaq Global Market, or the New York Stock Exchange.

The outstanding balance on the NextPlat Investors Note was approximately $2.8 million at September 30, 2022, inclusive of accrued interest in the amount of approximately $11,000 at September 30, 2022. The Note is reported net of a debt discount of approximately $1,920,000 on the Condensed Consolidated Balance Sheets at September 30, 2022.

Embedded Derivative Liability

The Company identified an embedded derivative feature in the NextPlat Investors Note and concluded that it required bifurcation and liability classification as a derivative liability. The fair value of the embedded derivative at the issuance date of the Note (August 30, 2022) was approximately $1,952,000, and the fair value at September 30, 2022 was approximately $4,130,000. The Company recorded a loss of approximately $2,178,000 from the change in the fair value of the derivative liability in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

Debt Issuance Costs and Debt Discount Associated with the NextPlat Investors Note

Debt Issuance Costs consist of fees incurred from the Placement Agent and Investment Advisor associated with the NextPlat Investors Debt Modification Agreement. Debt Discount consists of the discount recorded from the issuance of approximately 21 million common stock shares to the NextPlat Investors as consideration for the Debt Modification Agreement.

Debt issuance costs and debt discount were amortized to interest expense over the term of the related debt using the straight-line method. Total amortization expense for the three and nine months ended September 30, 2022 was approximately $32,000.

(B) Mortgage Note Payable – collateralized

In 2018, PharmCo 901 closed on the purchase of land and building located at 400 Ansin Boulevard, Hallandale Beach, Florida. The purchase price was financed in part through a mortgage note and security agreement entered into with a commercial lender in the amount of $1,530,000. The promissory note is collateralized by the land and building, bears interest at a fixed rate of 4.75% per annum, matures on December 14, 2028 and is subject to a prepayment penalty. Principal and interest will be repaid through 119 regular payments of $11,901 that began in January 2019, with the final payment of all principal and accrued interest not yet paid on December 14, 2028. Note repayment is guaranteed by Progressive Care Inc. The balance outstanding on the mortgage payable was approximately $1,247,000 and $1,308,000 at September 30, 2022 and December 31, 2021, respectively.

(C) Note Payable – Uncollateralized

As of September 30, 2022 and December 31, 2021, the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(D) Note Payable – Collateralized

In September 2019, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to pay off a capital lease obligation on pharmacy equipment in the amount of $85,429. The terms of the promissory note payable require 48 monthly payments of $2,015, including interest at 6.5%. The balance outstanding on the note payable was approximately $21,000 and $40,000 at September 30, 2022 and December 31, 2021, respectively. The promissory note is secured by equipment with a net book value of approximately $21,000 and $36,000 at September 30, 2022 and December 31, 2021, respectively.

In April 2021, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of $29,657. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding at September 30, 2022 and December 31, 2021 on the note payable was approximately $10,000 and $12,000, respectively. The remaining equipment was written off during September 2021.

In July 2022, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to pharmacy equipment in the amount approximately of $90,000. The terms of the promissory note payable require 6 monthly payments of $0 starting July 2022, and 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $90,000 on September 30, 2022. The promissory note is secured by equipment with a net book value of approximately $87,000 on September 30, 2022.

In September 2022, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase a vehicle in the amount approximately of $25,000. The terms of the promissory note payable require 24 monthly payments of $1,143, including interest at 8.29% starting October 2022. The balance outstanding on the note payable was approximately $25,000 on September 30, 2022. The promissory note is secured by the vehicle with a net book value of approximately $25,000 on September 30, 2022.

(E) U.S. CARES Act PPP Loans – Uncollateralized

In April 2020, the Company applied for forgiveness of a loan received from the Paycheck Protection Program (“PPP”) by PharmCo 1103 in the amount of $421,400. On January 7, 2021, the Company received notification from the lender that the U.S. Small Business Administration approved the forgiveness of the PPP Loan for PharmCo 1103. The debt forgiveness in the amount of $421,400 is recorded as a Gain on Debt Extinguishment in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.

Future principal maturities of notes payable are as follows:

Year	Amount
2022 (three months)	$101,485
2023	201,931
2024	121,119
2025	114,412
Thereafter	3,798,152
Total	$4,337,099

Interest expense on these notes payable exclusive of debt discount and debt issue cost amortization, was approximately $325,000 and $250,000 for the nine months ended September 30, 2022 and 2021, respectively.

Note 11. Lease Obligations

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

Finance Leases

In May 2018, the Company entered into a finance lease obligation to purchase pharmacy equipment with a cost of approximately $115,000. The terms of the lease agreement require monthly payments of $1,678 plus applicable tax over 84 months ending March 2025 including interest at the rate of 6%. The finance lease obligation is secured by equipment with a net book value of approximately $42,000 and $55,000 at September 30, 2022 and December 31, 2021, respectively.

The Company assumed an equipment finance lease obligation for medication dispensing equipment from the acquisition of PharmCo 1002 in July 2018. The lease expired in March 2022. The finance lease obligation was secured by equipment with a net book value of $0 at September 30, 2022 and December 31, 2021, respectively.

In December 2020, the Company entered into an interest-free finance lease obligation to purchase computer servers with a cost of approximately $51,000. The terms of the lease agreement require monthly payments of $1,411 plus applicable tax over 36 months ending November 2023. The finance lease obligation is secured by equipment with a net book value of approximately $20,000 and $32,000 at September 30, 2022 and December 31, 2021, respectively.

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

The Company also leases its Palm Beach County pharmacy locations under operating lease agreements expiring in March 2024.

The Company recognized lease costs associated with all leases as follows:

	For the Nine Months Ended September 30,
	2022	2021
Operating lease cost:
Fixed rent expense	$142,783	$324,174
Finance lease cost:
Amortization of right of use assets	25,008	25,008
Interest expense	2,419	5,550
Total Lease Costs	$170,210	$354,732

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$114,580	$141,353
Financing cash flows from finance leases	28,857	47,780
Total cash paid for lease liabilities	$143,437	$189,133

Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets, net	$484,255	$595,790

Operating lease liabilities:
Current portion	164,522	149,744
Long-term portion	357,282	469,665

Finance leases:
Finance lease right-of-use assets, net	62,150	87,156

Finance lease liabilities:
Current portion	34,759	33,976
Long-term portion	31,646	57,814

Maturities of lease liabilities were as follows:

Year Ending December 31,:	Finance Lease	Operating Lease	Total Future Lease Commitments
2022 (three months)	$9,268	$48,707	$57,975
2023	35,662	181,787	217,449
2024	20,142	144,583	164,725
2025	5,035	134,933	139,968
2026	-	53,459	53,459
Thereafter	-	-	-
Total lease payments to be paid	70,107	563,469	633,576
Less: Future interest expense	(3,702)	(41,665)	(45,367)
Lease liabilities	66,405	521,804	588,209
Less: current maturities	(34,759)	(164,522)	(199,281)
Long-term portion of lease liabilities	$31,646	$357,282	$388,928

Note 12. Stockholders’ Equity

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

On July 11, 2014, the board of directors approved the issuance of 51 shares of the Company’s Series A Preferred Stock to a certain employee of the Company, which is equal to 50.99% of the total voting power of all issued and outstanding voting capital of the Company in satisfaction of $20,000 in past due debt. On October 15, 2020, the preferred shares were transferred to a trust whose beneficiary is related to the employee. On August 30, 2022, the Company entered into a Share Exchange Agreement with the trust in which the 51 shares of the Company’s Series A Preferred Stock were acquired from the trust and cancelled in exchange for the issuance of 25,512,647 shares of the Company’s common stock. As a result of the exchange the company recorded a preferred stock dividend of approximately $541,000 associated with the transaction.

On August 30, 2022, the Company entered into a Securities Purchase Agreement with NextPlat Corporation (“NextPlat”) wherein the Company sold 3,000 units, generating gross proceeds of $6.0 million. Each unit is made up of one share of Series B Convertible Preferred Stock, $0.001 par value, and one redeemable warrant (“the Investor Warrants”). Each warrant entitles the holder to purchase one share of Series B Convertible Preferred Stock at an exercise price of $2,000. The Investor Warrants may also be exercised, in whole or in part, by means of a cashless exercise. The Series B Convertible Preferred Stock has a stated value of $2,000 per share and each Preferred Stock share has the equivalent voting rights of 100,000 Common Stock shares. Each share of Series B Convertible Preferred Stock is convertible at any time at the option of the holder into shares of the Company’s Common Stock determined by dividing the stated value by the conversion price which is $0.02. The Company incurred offering costs associated with the transaction of approximately $1.0 million.

Note 13. Stock-Based Compensation

On September 13, 2022, the Company issued stock option grant awards to two directors as part of director agreements entered into with each of the directors. The option awards were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Those option awards have vesting terms based on tranches that are vested upon the achievement of certain market conditions and have 10 year contractual terms.

The fair value of each option award was estimated on the date of grant using the Monte Carlo simulation model that used the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the grants.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	3.4%
Expected term	10 years
Expected stock price volatility	120%
Dividend yield	0%

During 2022, there were 56,592,999 shares granted, and 0 shares exercised, forfeited, or expired. As of September 30, 2022, there was approximately $1.1 million of total unrecognized compensation cost related to nonvested stock options granted. The cost is expected to be recognized over a weighted-average period of 2.89 years.

Note 14. Warrants Liabilities

As of September 30, 2022, there were 76,100,000 Placement Agent Warrants and 3,000 Investor Warrants issued and outstanding. All of the warrants were issued on August 30, 2022. There were no warrants exercised, forfeited or canceled during the period ended September 30, 2022. Investor Warrants may only be exercised for a whole number of Preferred Stock shares. The Investor Warrants will be exercisable at any time at the option of the Warrant Holders. The Investor Warrants will expire five years from the issue date of the Investor Warrants (September 2, 2027) or earlier upon redemption or liquidation. The exercise price per share of preferred stock under the Investor Warrants is $2,000. If at the time of exercise hereof there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the Warrant Shares by the Holder, pursuant to the terms and conditions of the Securities Purchase Agreement, then the Investor Warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise.

The Placement Agent Warrants are exercisable into 76,100,000 shares of the Company’s common stock at an exercise price per common stock share of $0.02. The Placement Agent Warrants may be exercised at any time at the option of the Placement Agent and expire on September 2, 2027. If at the time of exercise hereof there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the Warrant Shares by the Holder, pursuant to the terms and conditions of the Purchase Agreement, then the Placement Agent Warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise.

The Company determined that the warrants do not meet the definition of a liability under FASB ASC Topic 480. However, they do meet the definition of a derivative under FASB ASC Topic 815 because the Company had insufficient common stock shares to settle the warrants when considering all other commitments that may require the issuance of common stock shares. The Company has elected to classify the preferred stock shares and warrants as liabilities until such time as the Company has sufficient authorized common stock shares. The Company determined that the fair value of the warrants on their issuance date of August 30, 2022 was approximately $6.1 million. The fair value and outstanding derivative warrant liability related to the warrant shares as of September 30, 2022 was approximately $11.7 million. The Company recorded a loss of approximately $5.6 million from the change in fair value of the derivative warrant liability on its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

The Company’s warrants were valued on the applicable dates using the Monte Carlo Simulation Model. Significant inputs into this technique at August 30, 2022 and September 30, 2022 are as follows:

	August 30, 2022	September 30, 2022

Fair market value of the Company’s stock (1)	$0.022	$0.038
Exercise price	$0.020	$0.020
Term (2)	5 years	5 years
Expected life (3)	5 years	5 years
Volatility	90%	90%
Risk-free interest rate (4)	3.3%	4.1%

(1)	The fair value of the stock was determined by using the Company’s closing stock price as reflected in the OTC Markets.
(2)	The term is the contractual remaining term.
(3)	The expected life is the contractual term of the warrants.
(4)	The risk-free rates used for inputs represent the yields on the valuation date with periods consistent with the contractual remaining term.

The Company incurred a day one loss of approximately $1.0 million because the Company had insufficient authorized common stock shares to settle the warrants.

Note 15. Commitments and Contingencies

Legal Matters

On May 3, 2022, a complaint was filed by the Plaintiff Positive Health Alliance, Inc. (“PHA”) against PharmCo LLC, a wholly owned subsidiary of the Company, in the U.S. Circuit Court of Miami Dade, Florida, alleging that defendant failed to pay amounts due and owing to PHA under the parties’ contract for discounted prescription drugs. PHA is seeking judgment against PharmCo for compensatory damages in the amount of $407,504, plus attorneys’ fees and costs. The $407,504 was recorded in Accounts Payable and Accrued Liabilities in the Company’s Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021. PHA and Pharmco entered into a settlement agreement on July 1, 2022, pursuant to which Pharmco paid to PHA the total amount of $407,504 in installment payments. The complaint was dismissed with prejudice on July 8, 2022. The balance outstanding was approximately $248,000 and $408,000 at September 30, 2022, and December 31, 2021, respectively.

On June 8, 2022, a complaint was filed by the Company against KeyCentrix, LLC (“KCL”), in the U.S. District Court for the Southern District of Florida, alleging fraudulent inducement, breach of express warranty and breach of implied warranty. The complaint stems from an agreement by KCL to license to the Company certain pharmacy management software known as “Newleaf “ for use in the operations of pharmacies operated by the Company.

Note 16. Related Party Transactions

During the year ended December 31, 2021, the Company had a consulting arrangement with Spark Financial Consulting (“Spark”), which is a consulting company owned by an employee and beneficial shareholder of the Company. Spark provides business development services including but not limited to recruiting, targeting and evaluation of potential mergers and acquisitions, finding third party contractors and assisting with related negotiations in exchange for a monthly fee of $16,000 in 2021. Additionally, Spark may be entitled to additional fees for additional consulting services. During the nine months ended September 30, 2021, the Company paid Spark $96,000. The agreement was terminated during the third quarter of 2021.

The Company had an employment agreement (the “Agreement”) with a certain pharmacist, Head of the Compounding Department, who is the first paternal cousin to the beneficial shareholder and employee of the Company. In consideration for duties performed including but not limited to marketing, patient consultation, formulary development, patient and physician education, training, recruitment, sales management, as well as pharmacist responsibilities, the Company agreed to provide monthly compensation of $15,000 or $10,000 per month plus 5% commission on monthly gross profits generated by the Compounding Department, whichever is greater. During the nine months ended September 30 2021, payments to the pharmacist was $63,495. The agreement was terminated during the third quarter of 2021.

Note 17. Retirement Plan

The Company sponsors a 401(k) retirement plan (“the Plan”) covering qualified employees of PharmCo 901, PharmCo 1002 and FPRX, as defined. Employees who have been employed more than one year are eligible to participate in the Plan. Through September 30, 2021, the Company matched the employee’s contribution up to a maximum of 3% of the eligible employee’s compensation. The Company contributed approximately $0 and $2,200 in matching contributions for the nine months ended September 30, 2022 and 2021, respectively.

Note 18. Subsequent Events

On November 11, 2022, Alan Jay Weisberg, Chief Executive Officer and Vice-Chairman of the Board of Directors of Progressive Care Inc., submitted his resignation effective immediately. The Board of Directors appointed Charles M. Fernandez, Chairman of the Board of Directors, as Chief Executive Officer on November 11, 2022.

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

Our pharmacy revenue is derived from customized care management programs and Medication Therapy Management (“MTM”) services we deliver to our patients, including the dispensing of their medications. We also provide patient health risk reviews and free same-day delivery.

Our focus is on complex chronic diseases that generally require multiyear or lifelong therapy, which drives recurring revenue and sustainable growth. Our pharmacy services revenue growth is from our expanding breadth of services, new drugs coming to market, new indications for existing drugs, volume growth with current clients, and addition of new customers due to our focus on higher patient engagement, benefit of free delivery to the patient, and clinical expertise. We also expect expanded revenue growth through the signing of new contract pharmacy service and data management contracts with 340B Covered Entities, expansion of data management and analytics services to healthcare organizations, and through potential acquisitions.

ClearMetrX

We formed ClearMetrX in June 2020, the Company’s first wholly-owned data management company with services designed to support health care organizations across the country. We believe Artificial Intelligence (“AI”) will improve preventive healthcare by helping physicians make informed decisions in the medication therapy management process. According to data from Berkeley Research Group Industry Roundtable Report, 340B gross sales across the program is expected to grow from $116 billion in 2021 to $280 billion in 2026.ClearMetrX includes data management and Third Party Administration (“TPA”) services for 340B Covered Entities, pharmacy analytics, and programs to manage HEDIS Quality Measures including Medication Adherence. These offerings cater to the glaring need for frontline providers to understand best practices, patient behaviors, care management processes, and the financial mechanisms behind these decisions. We provide data access, and also deliver actionable insights that providers and support organizations can use to improve their practice and patient care. The Company’s TPA services include management of wholesale accounts and contract pharmacies, patient eligibility with regard to the 340B drug program, development and review of 340B policies and procedures, and management of receivables.

During September 2022, we launched our 340Metrx Platform to help 340B covered entities increase the number of 340B qualified claims and program savings while supporting compliance efforts. The 340MetrX platform is a software product developed by the Company’s wholly owned subsidiary ClearMetrX that provides 340B Covered Entities with data insights to effectively operate and maximize the benefits of the 340B program. The platform allows program administrators to manage, in real time, data related to revenue, virtual inventory, drug replenishment and reconciliation, detailed prescription history analysis, customized ordering data with major wholesalers, patient information, drug prescribing trends, and customized financial breakdowns. The software analyzes claim records and provides a complete overview of the financial health of the entity while diminishing the number of ineligible claims through the 340MetrX automated review process. The 340MetrX software enhances the existing third-party administration services ClearMetrX is currently providing to entities by complementing in-house 340B experts with a robust reporting platform aiming to maximize the limited resources in the 340B space through identification and validation of missing claims, increasing the covered entity’s revenue. 340MetrX allows our data analytics processes to be significantly more productive, giving our team an ability to seamlessly manage data for a much greater number of 340B Covered Entities in Florida, with potential to be scaled nationwide. We intend to take full advantage of the momentum this sector presents and are excited to now offer customers in every part of our country a solution that allows them to reduce efforts related to compliance and risk mitigation, strengthen the potential to capture more revenue, and simplify the whole 340B process.

Through ClearMetrX, third party administrative and data management fees for the three months ended September 30, 2022 and 2021, was approximately $0.4 million and $0.2 million, respectively. Third party administrative and data management fees for the nine months ended September 30, 2022 and 2021, was approximately $0.7 million for both periods. These fees have gross margins significantly greater than those generated from our pharmacy operations.

Results of Operations - Three Month and Nine Month Comparisons

Our prescriptions revenues were 93% and 83% of total revenues for the three months ended September 30, 2022 and 2021, respectively. Our prescriptions revenues were 90% and 86% of total revenues for the nine months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022 and 2021, we recognized overall revenue from operations of approximately $10.1 million and $9.8 million, respectively. Prescription revenue for the three months ended September 30, 2022 was approximately $9.4 million when compared to $8.1 million the same period in 2021, a 16% period over period increase. We have filled approximately 117,000 and 106,000 prescriptions during the three months ended September 30, 2022, and 2021, respectively, a 10% period over period increase in the number of prescriptions filled. Revenue from COVID-19 testing was approximately $0.2 million and $1.3 million for the three months ended September 30, 2022, and 2021, respectively. The decrease was primarily due to lower COVID-19 testing sales. As the COVID-19 pandemic faded worldwide, the need for testing has decreased as it relates to travel and business continuity. However, despite the downturn in COVID-19 testing needs, we have generated approximately $0.2 million in COVID-19 testing revenue for the three months ended September 30, 2022. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media productions companies and these relationships provide us with recurring COVID-19 testing revenue.

For the nine months ended September 30, 2022 and 2021, we recognized overall revenue from operations of approximately $30.2 million and $29.0 million, respectively, a 4% period over period increase. Prescription revenue for the nine months ended September 30, 2022 was approximately $27.3 million when compared to $24.9 million the same period in 2021, a 9% period over period increase. We have filled approximately 346,000 and 330,000 prescriptions during the nine months ended September 30, 2022, and 2021, respectively, a 5% period over period increase in the number of prescriptions filled. We believe this trend will continue through the remainder of the year as the medication adherence measures begin to impact providers performance and their future potential monetary incentives, which are tied to their patient’s adherence measures. Revenue from COVID-19 testing was approximately $1.9 million and $2.9 million for the nine months ended September 30, 2022, and 2021, respectively. We have recognized record COVID-19 testing revenue in January 2022 as the country was dealing with the Delta and Omicron outbreak during that period. Since January 2022 the demand for COVID-19 testing has slowed down as the need for testing has decreased as it relates to travel and business continuity. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media production companies and these relationships provide us with recurring COVID-19 testing revenue.

During 2022 we have experienced significant decreases in the reimbursement rates for uninsured patients enrolled in the Gilead PREP program that became effective beginning the first quarter of 2022 that had an overall unfavorable impact on our 340B contract revenue. Dispensing fee and third-party administration revenue earned on our 340B contracts for the three months ended September 30, 2022 and 2021 were approximately $1.2 million and $0.7 million, respectively. Dispensing fee and third-party administration revenue earned on our 340B contracts for the nine months ended September 30, 2022, and 2021 were approximately $2.2 million and $2.1 million, respectively. As a result of a decrease in reimbursement rates from the Gilead PREP program, we experienced an unfavorable impact on our 340B contract revenue in the amount of approximately $0.1 million for the three months ended September 30, 2022, and an unfavorable impact of approximately $0.4 million for the nine months ended September 30, 2022. Since the beginning of the year, 340B covered entities significantly increased patient enrollment in alternative programs and insurance plans that provide greater reimbursements. We are continuing to strengthen our knowledge and expertise in the 340B arena and working towards diversifying our 340B business as well as expanding it nationwide through the offering of our ClearMetrX software.

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

NextPlat Investment and Debt Restructuring

During August 2022, we entered into a Confidential Note Purchase and Release Agreement (“Agreement”) for a recapitalization of our current debt and a strategic investment by NextPlat Corp. (NASDAQ: NXPL, NXPLW) (“NextPlat”).

Under the Agreement, the Company received an aggregate proceeds of approximately $6.0 million from NextPlat in exchange for the issuance to NextPlat of 3,000 units of Series B Preferred Stock as well as warrants to purchase up to 3,000 shares of Series B Preferred Stock at an exercise price of $2,000 per share. In addition, pursuant to a Securities Purchase Agreement, NextPlat’s Executive Chairman and CEO, Charles M. Fernandez, a board member, Rodney Barreto, and certain other investors (“NextPlat investors”) purchased approximately $2.8 million of the Iliad Research debt in the Company at an agreed fixed conversion price of $0.02 per share. The Company and NextPlat investors agreed to reduce the interest rate on the purchased debt from 10% to 5% per annum and extend the maturity date through August 30, 2027. Dawson James Securities Inc. served as the placement agent. The Company intends to utilize a portion of the capital raise proceeds to further fund the deployment of its digital platforms and the development and sale of new health, fitness, and beauty products.

On September 13, 2022, Mr. Fernandez was appointed as Chairman of the Company’s Board of Directors (the “Board”) replacing Alan Jay Weisberg who has stepped down from this position to assume the new role of Vice Chairman, remaining on the Board, while also continuing to serve as the Company’s CEO. Mr. Barreto was appointed to the Board as Vice Chairman. We believe NextPlat’s management team and select members of its Board of Directors will contribute to the Company by providing market-proven experience in healthcare and digital technology including the development of new healthcare and lifestyle products to be sold via NextPlat’s global e-commerce marketplaces. On October 7, 2022, Pedro Rodriguez, MD was appointed to the Board.

Charles M. Fernandez

Over the past 30 years, Mr. Fernandez, age 60, has successfully identified profitable start-up and dislocation opportunities, and built significant shareholder value, executing both private and public exits. Mr. Fernandez’s expertise in technology and healthcare includes co-founding Lakeview Health Systems (acquired by a private equity firm for approximately $70 million) and Continucare Corporation (acquired by Metropolitan Health Networks, Inc. for approximately $400 million) where he served as chairman, president and CEO. He also served as an investor, director, and Chairman of the Audit Committee of IVAX Corporation for nearly a decade prior to its purchase by Teva Pharmaceuticals for $8.7 billion.

Pedro Rodriguez

Dr. Rodriguez, age 74, is a medical professional with over 40 years of experience in the psychiatry field. Currently, Dr. Rodriguez is the Chairman and Medical Director of the Department of Psychiatry at Mount Sinai Medical Center in Miami Beach, FL. Previously, Dr. Rodriguez was the Chairman and Medical Director of the Department of Psychiatry at Cedar’s Medical Center in Miami, FL from 1993-2003. Dr. Rodriguez is a Diplomat in the Specialty of Psychiatry in the American Board of Psychiatry and Neurology and is a member of the State of Florida Board of Medical Examiners. Dr. Rodriguez has been the recipient of numerous awards and recognized in the Miami community as one of the Community’s most eminent physicians. Dr. Rodriguez received his doctorate degree from the University of Salamanca School of Medicine and an MBA from the University of Miami Herbert Business School.

Rodney Barreto

Mr. Barreto, age 64, has extensive leadership and entrepreneurial experience. Mr. Barreto has served on the Board of Directors of NextPlat Corp since January 20, 2022. Mr. Barreto is President and CEO of the Barreto Group and of Barreto Hospitality since their founding. The Barreto Group, which was founded in 1988, is a diversified company specializing in corporate and public affairs consulting, real estate investment, and development. Barreto Hospitality, which was founded in 2020, is the food, beverage, and hospitality arm of Barreto Group, boasting a wide array of dining and entertainment venues across South Florida. Mr. Barreto is also the founding partner of Floridian Partners, LLC. Floridian Partners LLC, which was founded in 2000, is a consulting firm that develops and manages effective corporate and public affairs strategies designed to achieve specific business results. Mr. Barreto has also served as the CEO of Barreto Capital, LLC, a private money lender, since November 2018. Mr. Barreto has chaired the Super Bowl Host Committee a record three (3) times, in the years 2007, 2010 and 2020

Events subsequent to September 30, 2022

Stock Option Agreements

On September 13, 2022, we agreed to issue options to Charles Fernandez. On October 7, 2022, the Company and Mr. Fernandez entered into a stock option agreement (the “Fernandez Option Agreement”), pursuant to which Mr. Fernandez was granted the right to purchase additional shares in accordance with the following vesting percentages: 2% of the Company’s issued stock, which will vest immediately, 1% of the Company’s shares outstanding upon the Company’s market capitalization reaching $50 million for five consecutive trading days, 1% of the Company’s shares outstanding upon the Company’s market capitalization reaching $100 million for five consecutive trading days, and 1% of the Company’s shares outstanding upon the Company’s market capitalization reaching $200 million for five consecutive trading days, as detailed in his employment stock option agreement.

On September 13, 2022, the Company agreed to issue options to Rodney Barreto On October 7, 2022, the Company and Mr. Barreto entered into a stock option agreement (the “Fernandez Option Agreement”), pursuant to which Mr. Barreto was granted the right to purchase additional shares in accordance with the following vesting percentages: 1% of the Company’s issued stock, which will vest immediately, 1% of the Company’s shares outstanding upon the Company’s market capitalization reaching $50 million for five consecutive trading days, 1% of the Company’s shares outstanding upon the Company’s market capitalization reaching $100 million for five consecutive trading days, and 1% of the Company’s shares outstanding upon the Company’s market capitalization reaching $200 million for five consecutive trading days, as detailed in his employment stock option agreement.

Amendments to Officer Employment Agreements

On October 7, 2022, the Board approved the acceleration of vesting for certain Restricted Stock Units (“RSU’s”) previously awarded to Alan Jay Weisberg, the Company’s Chief Executive Officer and co-Vice Chairman and Birute Norkute, the Company’s Chief Operating Officer and entered into amendments to the Company’s respective employment agreements with Mr. Weisberg and Ms. Norkute (the “Amendment to Amended and Restated Employment Agreement”). Pursuant to the Amendment to Amended and Restated Employment Agreement, 15,000,000 RSUs and 5,000,000 RSUs vested and were awarded to Alan Jay Weisberg and Birute Norkute, respectively, as of the date of Amendment to Amended and Restated Employment Agreement

COVID-19 Update

The impact of the COVID-19 pandemic has rapidly evolved around the globe, causing disruption in the U.S. and global economies. Although the global economy continued reopening in 2022 and robust economic activity has supported a continued recovery, certain geographies, most notably China, have experienced setbacks.

The uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged and other factors have and may continue to contribute to significant volatility in the global markets. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, and results of operations.

The ultimate magnitude of COVID-19, including the full extent of the material negative impact on our financial and operational results, will depend on future developments, such as the duration and severity of the pandemic, the extent of any additional increases in cases across the United States, and the related length of its impact on the global economy, as well as the timing and availability of effective medical treatments and vaccines, which remain uncertain and cannot be predicted at this time. The resumption of our normal business operations may be delayed or constrained by lingering effects of COVID-19 on our customers, suppliers and/or third-party service providers. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not currently ascertainable. Due to the daily evolution of the COVID-19 pandemic and the responses to curb its spread, we cannot predict the full impact of the COVID-19 pandemic on our business and results of operations, but our business, financial condition, results of operations and cash flows have already been materially adversely impacted, and we anticipate they will continue to be adversely affected by the COVID-19 pandemic and its negative effects on global economic conditions. Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a variety of factors, such as any increase in COVID-19 infections. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its national and, to some extent, global economic impact, including the current recession and any recession that may occur in the future.

For the nine months ended September 30, 2022 and 2021, we earned approximately $1.9 million and $2.9 million, respectively from COVID-19 testing. We recognized record COVID-19 testing revenue in January 2022 as the country was dealing with the Delta and Omicron outbreak during that period. Since January 2022 the cases of COVID-19 infections and demand for COVID-19 testing have slowed down. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a highly reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media productions companies and these relationships provide us with recurring COVID-19 testing revenue.

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

Products and Services and their Markets

Pharmacy operations

We provide prescription pharmaceuticals, compounded medications, tele-pharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long term care facilities, contracted pharmacy services for 340B Covered Entities under the 340B Drug Discount Pricing Program, and health practice risk management. We improve the lives of patients with complex chronic diseases through our partnerships with patients, payors, pharmaceutical manufacturers and distributors, and physicians. We offer a broad range of innovative solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost drugs. We also provide patient health risk reviews and free same-day delivery. On a trailing twelve months basis, we fill on average approximately 38,000 prescriptions per month. We believe we are well positioned to continue expanding our market share in the pharmacy industry.

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

Remote Patient Monitoring

According to new research from MarketsandMarkets, the global Remote Patient Monitoring (“RPM”) market is projected to reach $175.2 billion by 2027, growing at a robust 27% compound annual growth rate over the next 5 years. The National Center for Biotechnology Information estimates that approximately 67% of Medicare beneficiaries have two or more chronic conditions accounting for 94% of Medicare spending. Chronic conditions have a significant impact on healthcare spending as well as hospital readmissions. Due to this burden, the Centers for Medicare and Medicaid Services (CMS) developed the Remote Patient Monitoring (RPM) program to mitigate spending and provide clinicians with the digital data to implement more informed treatment plans for patients enrolled in the service.

In August 2022, we completed our web-based platform to provide services in this rapidly growing multi-billion dollar RPM space. Our experience in medication and therapy management and our active participation in data analytics would carry over directly into the RPM marketplace. The implementation of patient-oriented technologies such as wearables and 5 G-powered home devices to track physiological data will enhance our capabilities to provide doctors with usable insights into patients’ overall health. Additionally, it will benefit our existing physician base as well as provide a more complete suite of services for future accounts. CMS authorizes pharmacies to work in collaboration with providers, offering services as employees or contracted personnel and thereby enabling the Company to bill providers and healthcare organizations for RPM services. We believe the RPM space is set to be one of the most important growth areas within the healthcare industry over coming years and our most logical next step given our broad base of patients who have multiple chronic conditions. We have differentiated ourselves from competitors in terms of commitment to medication therapy management. Our reputation among healthcare professionals in this domain is one of our strongest advantages.

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

RESULTS OF OPERATIONS

Results of Operations for three months ended September 30, 2022 and 2021.

The following table summarizes our results of operations:

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Total revenues, net	$10,143,881	$9,797,523	$346,358	4%
Total cost of revenue	7,981,796	6,871,206	1,110,590	16%
Total gross profit	2,162,085	2,926,317	(764,232)	-26%
Operating expenses	4,031,774	2,702,381	1,329,393	49%
(Loss) income from operations	(1,869,689)	223,936	(2,093,625)	-935%
Other (loss) income	(7,092,939)	302,543	(7,395,482)	-2444%
(Loss) income before income taxes	(8,962,628)	526,479	(9,489,107)	-1802%
Income taxes	-	1,920	(1,920)	100%
Net (loss) income	(8,962,628)	528,399	(9,491,027)	-1796%
Series A Preferred Stock dividend associated with induced conversion	(541,278)	-	(541,278)	-100%
Net (loss) income attributable to Common Shareholders	$(9,503,906)	$528,399	$(10,032,305)	-1899%

For the three months ended September 30, 2022 and 2021, we recognized overall revenue from operations of approximately $10.1 million and $9.8 million, respectively. Net pharmacy revenues increased by approximately $0.3 million for the three months ended September 30, 2022 when compared to the same period in 2021. For the three months ended September 30, 2022, the increase in revenue was mainly attributable to an increase in pharmacy revenue of approximately $1.3 million and 340B contract revenue of approximately $0.5 million, which was offset by a decrease in COVID-19 testing revenue of approximately $1.1 million and an increase in PBM fees of approximately $0.4 million when compared to the same period in 2021.

Gross profit margins decreased from 30% for the three months ended September 30, 2021, to 21% when compared to the same period in 2022. The 9% period over period decrease is mainly due to the decrease in COVID-19 testing revenues, which have significantly higher margins than pharmacy operations.

The loss from operations increased by approximately $2.1 million for the three months ended September 30, 2022, when compared to the same period in 2021, due to the decrease in COVID-19 testing revenues and increase in operating expenses, which was offset by an increase in prescription and 340B contract revenue.

Results of Operations for nine months ended September 30, 2022 and 2021.

The following table summarizes our results of operations:

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Total revenues, net	$30,168,460	$28,999,122	$1,169,338	4%
Total cost of revenue	23,595,416	21,031,826	2,563,590	12%
Total gross profit	6,573,044	7,967,296	(1,394,252)	-17%
Operating expenses	8,775,559	8,572,643	202,916	2%
Loss from operations	(2,202,515)	(605,347)	(1,597,168)	-264%
Other (loss) income	(9,001,444)	976,465	(9,977,909)	-1022%
(Loss) income before income taxes	(11,203,959)	371,118	(11,575,077)	-3119%
Income taxes	(866)	(7,029)	6,163	88%
Net (loss) income	$(11,204,825)	$364,089	$(11,568,914)	-3177%
Series A Preferred Stock dividend associated with induced conversion	(541,278)	-	(541,278)	-100%
Net (loss) income attributable to Common Shareholders	$(11,746,103)	$364,089	$(12,110,192)	-3326%

For the nine months ended September 30, 2022 and 2021, we recognized overall revenue from operations of approximately $30.2 million and $29.0 million, respectively. Net pharmacy revenues increased by approximately $1.2 million for the nine months ended September 30, 2022 when compared to the same period in 2021. For the nine months ended September 30, 2022, the increase in revenue was mainly attributable to an increase in pharmacy revenue of approximately $2.4 million and an increase in 340B contract revenue of approximately $0.1 million, which was offset by a decrease in COVID-19 testing revenue of approximately $1.0 million and an increase in PBM fees of approximately $0.3 million, when compared to the same period in 2021.

Gross profit margins decreased from 27% for the nine months ended September 30, 2021, to 22% when compared to the same period in 2022. The 6% period over period decrease is mainly due to the decrease in COVID-19 testing revenues, which have significantly higher margins than pharmacy operations.

The loss from operations increased by approximately $1.6 million for the nine months ended September 30, 2022, when compared to the same period in 2021, due to the decrease in COVID-19 testing revenue and increase in operating expenses, which was offset by an increase in pharmacy revenue and 340B contract revenue.

Revenue

Our revenues were as follows:

	Three Months Ended September 30,
	2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Prescription revenue	$9,397,483	93%	$8,125,854	83%	$1,271,629	16%
340B contract revenue	1,154,166	11	670,880	7	483,286	72
Testing revenue	235,221	2	1,315,946	13	(1,080,725)	-82
Rent and other revenue	903	-	250	-	653	261
	10,787,773	106	10,112,930	103	674,843	7
PBM Fees	(643,892)	-6	(315,142)	-3	(328,750)	-104
Sales returns	-	-	(265)	-	265	-100
Revenues, net	$10,143,881	100%	$9,797,523	100%	$346,358	4%

For the three months ended September 30, 2022 and 2021, we recognized overall revenue from operations of approximately $10.1 million and $9.8 million, respectively. Net pharmacy revenues increased by approximately $0.3 million for the three months ended September 30, 2022 when compared to the same period in 2021. For the three months ended September 30, 2022, the increase in revenue was mainly attributable to an increase in pharmacy revenue of approximately $1.3 million and 340B contract revenue of approximately $0.5 million, which was offset by a decrease in COVID-19 testing revenue of approximately $1.1 million and an increase in PBM fees of approximately $0.4 million when compared to the same period in 2021.

Prescription revenues represented 93% and 83% of all revenue for the three months ended September 30, 2022 and 2021, respectively. Prescriptions revenues as a percentage of total net revenues for the three months ended September 30, 2022, have increased when compared to the same period in 2021 due to the increase in prescription revenue of approximately $1.3 million and a decrease in revenue from COVID-19 testing of approximately $1.1 million when compared to the same period in 2021. Revenue from 340B contracts is 11% and 7% as a percentage of total net revenues for the three months ended September 30, 2022 and 2021, respectively. Dispensing fee and third-party administration revenue earned on our 340B contracts for the three months ended September 30, 2022, and 2021 were approximately $1.2 million and $0.7 million, respectively.

We have filled approximately 117,000 and 106,000 prescriptions during the three months ended September 30, 2022 and 2021, respectively, a 10% period over period increase in the number of prescriptions filled.

During 2022 we have experienced significant decreases in the reimbursement rates for uninsured patients enrolled in the Gilead PREP program that became effective beginning the first quarter of 2022 that had an overall unfavorable impact on our 340B contract revenue. Dispensing fee and third-party administration revenue earned on our 340B contracts for the three months ended September 30, 2022, and 2021 were approximately $1.2 million and $0.7 million, respectively. As a result of the decrease in reimbursement rates from Gilead PREP program, we experienced an unfavorable impact on our 340B contract revenue in the amount of approximately $0.1 million for the three months ended September 30, 2022, which was offset by increase in our 340B contract revenue due to new business. Since the beginning of the year, 340B covered entities significantly increased patient enrollment in alternative programs and insurance plans that provide greater reimbursements.

For the three months ended September 30, 2022 and 2021, we have earned approximately $0.2 million and $1.3 million, respectively from COVID-19 testing. The decrease was primarily due to lower COVID-19 testing sales. As the COVID-19 pandemic fading worldwide, the need for testing has decreased as it relates to travel and business continuity. However, despite the downturn in COVID-19 testing needs, we have generated approximately $0.2 million in COVID-19 testing revenue for the three months ended September 30, 2022 compared to approximately $1.3 million for the same period in 2021. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media production companies and these relationships provide us with recurring COVID-19 testing revenue.

	Nine Months Ended September 30,
	2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Prescription revenue	$27,279,141	90%	$24,929,722	86%	$2,349,419	9%
340B contract revenue	2,248,223	7	2,120,701	7	127,522	6
Testing revenue	1,894,434	6	2,926,452	10	(1,032,018)	-35
Rent and other revenue	2,560	-	1,575	-	985	63
	31,424,358	104	29,978,450	103	1,445,908	5
PBM Fees	(1,255,898)	-4	(976,127)	-3	(279,772)	-29
Sales returns	-	-	(3,201)	-	3,201	-100
Revenues, net	$30,168,460	100%	$28,999,122	100%	$1,169,338	4%

For the nine months ended September 30, 2022 and 2021, we recognized overall revenue from operations of approximately $30.2 million and $29.0 million, respectively. Net pharmacy revenues increased by approximately $1.2 million for the nine months ended September 30, 2022 when compared to the same period in 2021. For the nine months ended September 30, 2022, the increase in revenue was mainly attributable to an increase in pharmacy revenue of approximately $2.4 million and an increase in 340B contract revenue of approximately $0.1 million, which was offset by a decrease in COVID-19 testing revenue of approximately $1.0 million and an increase in PBM fees of approximately $0.3 million, when compared to the same period in 2021.

Prescription revenues represented 90% and 86% of all revenue for the nine months ended September 30, 2022 and 2021, respectively. Prescriptions revenues as a percentage of total net revenues for the nine months ended September 30, 2022, have increased when compared to the same period in 2021 due to the increase in prescription revenue of approximately $2.4 million and a decrease in COVID-19 testing revenue of approximately $1.0 million when compared to the same period in 2021. 340B contract revenue is 7% as a percentage of total net revenues for both nine month periods ended September 30, 2022 and 2021.

We have filled approximately 347,000 and 330,000 prescriptions during the nine months ended September 30, 2022 and 2021, respectively, a 5% period over period increase in the number of prescriptions filled.

During 2022 we have experienced significant decreases in the reimbursement rates for uninsured patients enrolled in the Gilead PREP program that became effective beginning the first quarter of 2022 that had an overall unfavorable impact on our 340B contract revenue. Dispensing fee and third-party administration revenue earned on our 340B contracts for the nine months ended September 30, 2022, and 2021 were approximately $2.2 million and $2.1 million, respectively. As a result of the decrease in reimbursement rates from Gilead PREP program, we experienced an unfavorable impact on our 340B contract revenue in the amount of approximately $0.4 million for the nine months ended September 30, 2022, which was offset by increase in our 340B contract revenue due to new business. Since the beginning of the year, 340B covered entities significantly increased patient enrollment in alternative programs and insurance plans that provide greater reimbursements.

For the nine months ended September 30, 2022, and 2021, we have earned approximately $1.9 million and $2.9 million, respectively from COVID-19 testing. We have recorded record COVID-19 testing revenue in January 2022 as the country was dealing with the Delta and Omicron outbreak during that period. Since January 2022 the demand for COVID-19 testing have slowed down as the need for testing has decreased as it relates to travel and business continuity. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media productions companies and these relationships may provide us with recurring COVID-19 testing revenue.

Operating Expenses

Our operating expenses decreased by approximately $0.2 million, or 2%, for the nine months ended September 30, 2022 when compared to the same period in 2021. The decrease was mainly attributable to the following:

●	Decrease in salaries, wages and employee related expenses due to period over period decrease in headcount, and less time invested in training on pharmacy software when compared to 2021 in the amount of approximately $0.7 million;

●	Increase in non-recurring consulting fees for assisting in calculating the employee retention credit in the amount of approximately $0.1 million;

●	Decrease in rent expense due to non-recurring leasehold improvement related expenses in the amount of approximately $0.2 million;

●	Decrease in amortization expense due to intangible assets being fully amortized in the amount of approximately $0.2 million;

●	Decrease in other operating expenses in the amount of approximately $0.1 million.

●	Increase in non-cash share-based compensation due to accelerated vesting of restricted stock units in the amount of approximately $0.8 million and vesting of stock options in the amount of approximately $0.5 million.

Other (Loss) Income

Other (loss) income increased by approximately $10.0 million for the nine months ended September 30, 2022 when compared to the same period in 2021. The increase was mainly attributable to the following:

●	An adverse change in the fair value of derivative liability of approximately $10.0 million due to the embedded derivative associated with the placement and investor warrants, and NextPlat Convertible Note due to insufficient common stock shares to settle these instruments;

●	Increase in (loss) gain from debt extinguishment of approximately $0.4 million due to the decrease from the forgiveness of the Paycheck Protection Program (“PPP”) loans in the amount of approximately $0.8 million in 2021 and non-recurring in 2022, a reduction in the Iliad Research and Chicago Venture Partners notes from the excess sales of converted common stock in the amount of approximately $0.1 million, an increase in fees associated with the extension of the maturity date of the Iliad Research note in the amount of approximately $0.2 million, and an increase in debt extinguishment due to modification of the Iliad Research note in the amount of approximately $1.0 million;

●	Increase in other finance cost associated with the Iliad Research note in the amount of approximately $0.1 million;

●	Decrease in interest expense in the amount of approximately $0.3 million;

●	Increase in grant revenue associated with employee retention credit in the amount of approximately $2.1 million;

●	Increase in costs associated with the abandoned offering in the amount of approximately $0.6 million;

●	Increase in costs associated with the day one loss on issuance of units of approximately $1.0 million and debt modification of approximately $0.5 million due to insufficient authorized common stock to settle these instruments.

Net (Loss) Income

We had a net loss of approximately $11.2 million for the nine months ended September 30, 2022, compared to a net income of approximately $0.4 million for the same period in 2021. As discussed above, the increase in net loss is mainly attributable to non-operating items such as gain on debt settlement, grant revenue, offset by other financing costs, non-cash stock-based compensation, abandoned offering costs, loss from the adverse change in the fair value of the derivative liability, and day one losses on issuance of units and debt modification.

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

The table below presents a reconciliation of the most directly comparable U.S. GAAP measure, net (loss) income attributable to us, to Adjusted EBITDA for the periods indicated below:

	For the Three Months Ended September 30,
	2022	2021
Net (loss) income	$(8,962,628)	$528,399
Interest expense	107,893	355,750
Change in fair value of derivative liability	7,894,100	(255,130)
Income tax expense	-	(1,920)
Depreciation and amortization expense	49,493	57,884
Consolidated Adjusted EBITDA	$(911,143)	$694,983

	For the Nine Months Ended September 30,
	2022	2021
Net (loss) income	$(11,204,825)	$364,089
Interest expense	645,183	985,163
Change in fair value of derivative liability	9,067,500	(913,640)
Income tax expense	866	7,029
Depreciation and amortization expense	145,691	324,192
Consolidated Adjusted EBITDA	$(1,345,585)	$766,833

Cash Flows

The following table summarizes our cash flows:

	For the Nine Months Ended September 30,
	(unaudited)
	2022	2021
Net change in cash from:
Operating activities	$999,188	$(114,569)
Investing activities	(4,276)	(132,702)
Financing activities	4,940,557	247,430
Change in cash	$5,935,469	$159
Cash at end of the period	$7,347,577	$2,100,854

Net cash provided by operating activities totaled approximately $1.0 million and a use of cash of approximately $0.1 million during the nine months ended September 30, 2022 and 2021, respectively. The operational cash flows were positively impacted by the overall change in working capital for the nine months ended September 30, 2022 when compared to the same period in 2021, and the increase was mainly attributable to the increase in pharmacy revenues during the first nine months of 2022 when compared to the same period in 2021, increase in grant revenue, and an increase in accounts payable due to timing of vendor payments towards the end of 2021 compared to the end of September 30, 2022.

Net cash used in investing activities was approximately $4,000 for the nine months ended September 30, 2022, compared to approximately $0.1 million for the same period in 2021. The cash outflow in 2022 was attributable to the proceeds from disposal of fixed assets, offset by payments made in developing internal use software. The cash outflow in 2021 was attributable to the completion of the construction at 400 Ansin Blvd.

Net cash provided by financing activities was approximately $4.9 million for the nine months ended September 30, 2022, compared to approximately $0.2 million for the same period in 2021. In September 2022 approximately $5.4 million net proceeds were received from issuing preferred stock in a capital raise from NextPlat Corp., which was offset by payments for debt discount and issuance costs as a result of debt modification of the Iliad Research note and entering into a new debt agreement with NextPlat Investors. During 2021, approximately $0.4 million in loan proceeds were received from the U.S. CARES Act compared to $0.0 million loan proceeds received during the same period in 2022.

Liquidity and Capital Resources

Current and Future Financing Needs

We have an accumulated deficit of approximately $20.3 million through September 30, 2022. We have spent, and expect to continue to spend, additional amounts in connection with implementing our business strategy.

The Company has sustained recurring operating losses and negative cash flows from operations over the past years. For the nine months ended September 30, 2022, the Company had a net loss of approximately $11.2 million, a loss from operations of approximately $2.2 million, and net cash provided by operating activities of approximately $1.0 million. The Company’s cash and cash equivalent position was approximately $7.4 million as of September 30, 2022. The Company expects to continue to incur net losses for at least the next 12 months.

On August 30, 2022, the Company entered into a Debt Modification Agreement (“the Modification Agreement”) with a group of investors led by NextPlat Corporation (the “NextPlat investors”) wherein the terms were modified for the existing Secured Convertible Promissory Note held by Iliad Research and Trading, L.P. (“the Note”) and sold to the NextPlat investors. The NextPlat investors purchased the Iliad Note as part of a Confidential Note Purchase and Release Agreement (“the NPA”) between Iliad Research and Trading L.P. and the NextPlat investors. As of the date of the SPA, the aggregate amount of principal and interest outstanding was approximately $2.8 million. As part of the Modification Agreement, the NextPlat investors agreed to modify the following terms of the Note as follows:

1.	The Maturity Date was extended to August 31, 2027.
2.	The Outstanding Balance shall bear interest at the simple annual rate of five percent (5%) per annum.
3.	The Company is prohibited from prepaying the Note.
4.	The Conversion Price for the Note was modified to a fixed price of $0.02 per share of Common Stock.
5.	The Note shall provide for mandatory conversion upon the later to occur of (a) the completion of the Company’s reverse stock split, and (b) the listing of the Company’s common stock on a national exchange, including the Nasdaq Capital Market, the Nasdaq Global Market, or the New York Stock Exchange.

The Company also entered into a Private Placement Transaction wherein the Company raised approximately $6.0 million in gross proceeds from the sale of Series B Convertible Preferred Stock (see Note 5).

Management believes that the above transactions mitigate the previously reported conditions related to the Company’s liquidity. Therefore, management believes that there is no longer any substantial doubt about the Company’s ability to continue as a going concern over the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2022, a complaint was filed by the Plaintiff Positive Health Alliance, Inc. (“PHA”) against PharmCo LLC, a wholly owned subsidiary of the Company, in the U.S. Circuit Court of Miami Dade, Florida, alleging that defendant failed to pay amounts due and owing to PHA under the parties’ contract for discounted prescription drugs. PHA is seeking judgment against PharmCo for compensatory damages in the amount of $407,504, plus attorneys’ fees and costs. The Company has accrued certain amounts, as further described in Note 12 in the Notes to the Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2022 and 2021. PHA and Pharmco entered into a settlement agreement on July 1, 2022, pursuant to which Pharmco paid to PHA the total amount of $407,504 in installment payments. The complaint was dismissed with prejudice on July 8, 2022. The balance outstanding was approximately $248,000 and $408,000 at September 30, 2022, and December 31, 2021, respectively

On June 8, 2022, a complaint was filed by the Company against KeyCentrix, LLC (“KCL”), in the U.S. District Court for the Southern District of Florida, alleging fraudulent inducement, breach of express warranty and breach of implied warranty. The complaint stems from an agreement by KCL to license to the Company certain pharmacy management software known as “Newleaf “ for use in the operations of pharmacies operated by the Company.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. Other than described below, there were no material changes to the risks described in the section entitled “Risk Factors” in our Form 10-12G filed on April 7, 2022, or our Form 10-Q filed on May 16, 2022.

Our Chief Financial Officer has additional business activities which may result in periodic interruptions, or business failure.

Although we do not feel there is a conflict of interest, our Chief Financial Officer, Cecile Munnik, pursuant to an amendment to the Amended and Restated Employment Agreement between the Company and Cecile Munnik, may provide up to approximately 30% of her time on a weekly basis to provide services to NextPlat and receive compensation from NextPlat. While Ms. Munnik will continue to serve the Company faithfully and to the best of her ability and shall devote her full time, attention, and energies to the business of the Company during customary business hours, Ms. Munnik must balance her time between both NextPlat and our Company. In the event Ms. Munnik is unavailable during times where she was previously available, it may lead to the periodic interruption in our business and could have a significant negative effect on the success of the business.

Our Chief Executive Officer has additional business activities which may result in periodic interruption, business failure or have a negative impact on our ability to generate revenue.

On November 11, 2022, Alan Jay Weisberg tendered his resignation which the Board approved. On the same date, the Board appointed Mr. Fernandez as our new Chief Executive Officer (“CEO”). Mr. Fernandez is also the CEO of Nexplat. Mr. Fernandez does not have to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and NextPlat. Mr. Fernandez does not have to contribute any specific number of hours to our affairs. While Mr. Fernandez intends to serve the Company faithfully and to the best of his ability, he shall devote his full time, attention, and energies to the business of NextPlat,  Mr. Fernandez must balance his time between both NextPlat and our Company. Moreover, because we did not enter into any new compensatory arrangements, nor did we make any additional grants or awards to Mr. Fernandez, it is not clear how Mr. Fernandez will prioritize our business affairs. For example, NextPlat owns 31.9 % of our Company and Mr. Fernandez owns 17% of our convertible debt through eApeiron, Partners, LLC. Mr. Fernandez is the sole member and managing partner of eApeiron Partners, LLC. If any of his other business affairs, primarily as CEO of NextPlat, require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which may lead to the periodic interruption in our business, could have a significant negative effect on the success of the business and our ability to generate revenue.

The transition to our new Chief Executive Officer will be critical to our success and our business may be adversely impacted if we do not successfully manage the transition process in a timely manner.

Our success depends, in part, on the effectiveness of our new CEO. The CEO will be critical to executing on and achieving our vision, strategic direction, culture, products, and technology. The transition may be disruptive to the Company and our relationships with customers and employees. If we are unable to execute an orderly transition and successfully integrate the new CEO into our leadership team, revenue, operating results, and financial conditions may be adversely affected.

Additionally, Alan Jay Weisberg, our former CEO and Vice-Chairman of the Board resigned from his office of CEO and from the Board, and the departure of Mr. Weisberg as our CEO and as a member of the Board has resulted in a loss of institutional knowledge. This loss of knowledge and experience can be mitigated through successful transition, but there can be no assurance that we will be successful in such efforts. The ability of the new CEO to quickly adapt to and understand our business, operations, and strategic plans will be critical to the Board and our management’s ability to make informed decisions about our strategic direction and operations.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Given the timing of the following event, the following information is included in this Quarterly Report on Form 10-Q pursuant to Item 5.02 of Form 8-K, “Departure of Directors or Certain Officers: Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” in lieu of filing a Form 8-K.

Chief Executive Officer Resignation and Appointment

On November 11, 2022, Alan Jay Weisberg, Chief Executive Officer and Vice-Chairman of the Board, resigned effective immediately. Mr. Weisberg’s resignation was not due to any disagreement with the Company’s operations, policies or practices. Mr. Weisberg has agreed to assist with the transition of integrating our new CEO. The Board agreed to provide $100,000 severance to Mr. Weisberg due to his service of over ten years to the Company and agreement to assist with the transition.

The Board appointed Charles M. Fernandez, Chairman of the Board of Directors of the Company, to serve as Chief Executive Officer effective November 11, 2022. Mr. Fernandez has no family relationships with any of our executive officers or directors, and there have been no related party transactions between Mr. Fernandez and the Company that are reportable under Item 404(a) of Regulation S-K other than those already disclosed in the Company’s condensed consolidated financial statements for the three and nine months for the period ended September 30, 2022 as well as previously reported on Form 8-K. In connection with his appointment as our Chief Executive Officer, we did not enter into any new compensatory arrangements, nor did we make any additional grants or awards to Mr. Fernandez.

Amendment to Employment Agreement of Chief Financial Officer

On November 11, 2022, the Board approved an amendment to the Amended and Restated Employment Agreement between the Company and Cecile Munnik, pursuant to which, the Company agreed that Ms. Munnik may provide up to approximately 30% of her time on a weekly basis to provide services to NextPlat and receive compensation from NextPlat. Ms. Munnik will continue to serve the Company faithfully and to the best of her ability and shall devote her full time, attention, and energies to the business of the Company during customary business hours. Ms. Munnik shall receive a bonus in the amount of thirty thousand dollars ($30,000) immediately and receive options to purchase 5,000,000 shares under the Stock Option Award Agreement (“Options”). The Options vest immediately.

ITEM 6. EXHIBITS

3.1	Progressive Training Inc, Certificate of Incorporation, dated October 31, 2006
3.2	Progressive Care Inc., Certificate of Ownership and Merger of Progressive Care Inc. into Progressive Training, Inc. dated November 23, 2010
3.3	Certificate of Amendment of Certificate of Incorporation dated July 3, 2014
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock dated December 18, 2014
3.5	Certificate of Amendment to the Certificate of Incorporation dated February 26, 2015
3.6	Certificate of Amendment to Certificate of Incorporation dated September 23, 2019
3.7	Certificate of Correction dated September 26, 2019
3.8	Progressive Care Inc., Amended and Restated Bylaws
3.9	Standstill Agreement by and among the Company, Iliad Research and Trading, L.P., dated May 13, 2022
4.1	Promissory Note between Regions Bank and PharmCo, LLC, 400 Ansin Blvd., Hallandale Beach, FL, dated as of December 14, 2018
4.2	Promissory Note between 400 Ansin LLC and Company, 400 Ansin Blvd., Hallandale Beach, FL, dated as of December 14, 2018
4.3	Secured Convertible Promissory Note between Chicago Venture Partners, L.P. and the Company, dated as of January 2, 2019
4.4	Secured Convertible Promissory Note between Iliad Research and Trading, L.P. and Company dated as of March 6, 2019
10.1+	Director Agreement between Jervis Hough and Progressive Care Inc., dated as of August 1, 2017
10.2 +	Director Agreement between Oleg Firer and Progressive Care Inc., dated as of September 20, 2017
10.3+	Executive Employment Agreement by and between Alan Jay Weisberg and the Company, dated as of October 15, 2020
10.4+	Executive Employment Agreement by and between Cecile Munnik and the Company, dated as of October 15, 2020
10.5+	Executive Employment Agreement by and between by and between Birute Norkute and the Company, dated as of January 3, 2020
10.6	Membership Interest Purchase Agreement – Touchpoint RX, LLC dated as of March 30, 2018
10.7	Consulting Agreement by and between the Company and Spark Financial Consulting, Inc. dated July 1, 2019
10.8	Membership Interest Exchange Agreement, dated January 5, 2015 (filed as Exhibit 10.1 to Form 8-K filed on January 9, 2015)
10.9+	Incentive Stock Plan
10.10+	Amended and Restated Executive Employment Agreement by and between Alan Jay Weisberg and the Company, dated as of November 22, 2021
10.11+	Amended and Restated Executive Employment Agreement by and between Cecile Munnik and the Company, dated as of November 22, 2021
10.12+	Amended and Restated Executive Employment Agreement by and between Birute Norkute and the Company, dated as of November 22, 2021
10.13+	Amended and Restated Employment Agreement by and between Armen Karapetyan and the Company, dated as of November 22, 2021
10.14+	Employment Agreement by and between Carlos Rangel and the Company, dated as of November 22, 2021
10.15+	Director Agreement between Alan Jay Weisberg and Progressive Care Inc., dated as of July 21, 2021
10.16	Share Exchange Agreement between the Company and Yelena Braslavskaya 2020 Gift Trust dated November 22, 2021
10.17	Settlement Agreement by and among the Company, Iliad Research and Chicago Ventures Partners, L.P. dated January 20, 2022
10.18+	Director Agreement between Birute Norkute and the Company dated as of December 9, 2021
10.19+	Director Agreement between Joseph Ziegler and the Company dated as of December 9, 2021
10.20	Stock Purchase Agreement by and among certain sellers and Company dates as of March 8, 2019
10.21	Amendment to Stock Purchase Agreement by and among certain sellers and Company dated as of November 1, 2019
10.22+*	Amendment to Amended and Restated Executive Employment Agreement by and between Alan Jay Weisberg and the Company, dated as of October 7, 2022
10.23+*	Amendment to Amended and Restated Executive Employment Agreement by and between Birute Norkute and the Company, dated as of October 7, 2022
10.24+*	Amendment to Amended and Restated Executive Employment Agreement by and between Cecile Munnik and the Company, dated as of November 14, 2022
10.25+*	Stock Option Agreement by and between Rodney Barreto and the Company, dated as of September 13, 2022
10.26+*	Stock Option Agreement by and between Charles M. Fernandez and the Company, dated as of October 7, 2022
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Progressive Care Inc.

Date: November 14, 2022	By:	/s/ Charles M. Fernandez
Charles M. Fernandez Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Cecile Munnik
Cecile Munnik Chief Financial Officer (Principal Financial and Accounting Officer)

