Form 10-K
period 2022-12-31
Progressive Care Inc.
filed 2023-03-30
CIK 1402945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ☐ to ☐

Commission File Number: 000-52684

Progressive Care Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Ansin Blvd., Suite A, Hallandale Beach, FL	33009
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (305) 760-2053

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was approximately $11.8 million (based on a closing sale price of $4.80 per share as reported on the OTC Market).

The number of shares of the registrant’s common stock outstanding as of March 28, 2023 was 3,350,104.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

2022 FORM 10-K ANNUAL REPORT

Unless the context requires otherwise, references in this Annual Report on Form 10-K (this “Form 10-K”) to “the Company”, “we”, “us”, “our”, “our Company”, or “our business” refer to Progressive Care Inc. and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Summary of Risk Factors

Investing in our securities involves risk. The following is a summary of the principal factors that could adversely affect our business, operations and financial results. You should carefully consider the following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and in our other filings with the Securities and Exchange Commission, before investing in our Company. This summary does not address all of the risks that we face and are more fully described in Part I, Item 1A. Risk Factors.

●	We have a history of losses and may not be able to achieve or sustain profitability.
●	We have a substantial amount of debt of approximately $4.3 million.
●	We derive a significant portion of our sales from prescription drug sales reimbursed by pharmacy benefit management companies and there can be no assurance that we will continue to participate in any pharmacy benefit manager network at any future time.
●	Events outside of our control relating to public health crises, supply-chain disruptions, geopolitical conflicts, and inflation, could negatively affect our Company and our results of operations and financial condition.
●	Changes in reimbursement levels and health care financing practices could adversely affect our businesses.
●	A decrease in the introduction of new prescription drugs and generic alternatives may harm our business and financial performance.
●	Uncertainty regarding the impact of Medicare Part D may adversely affect our business, financial position and our results of operations.
●	Unexpected safety or efficacy concerns may arise from pharmaceutical products at our pharmacies.
●	Changes in industry pricing benchmarks may harm our business, financial position, and results of operations.
●	Changes in the health care regulatory environment may adversely affect our business.
●	Reforms to the U.S. healthcare system may harm our financial performance.
●	If we are found to be in violation of Medicaid and Medicare reimbursement regulations, we could become subject to retroactive adjustments and recoupment, or exclusion from the Medicaid, Medicare programs, and PBM networks.
●	We are highly dependent on one supplier for our products, and a loss of that supplier may adversely impact our ability to sell products to our customers.
●	We derive a significant portion of our revenues from a small number of customers and a loss of one or both of those customers would have a material adverse impact on our business.
●	Our inability to find new pharmacy locations at reasonable prices may limit our business growth.
●	Product liability issues, product recalls, or personal injury incidents could harm our reputation and materially affect our businesses, financial condition, operating results, and cash flows.
●	If we are not able to market our services effectively to clinics, their affiliated healthcare providers and prescription drug providers, we may not be able to grow our patient base as rapidly as we have anticipated.
●	We may fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, which may negatively impact financing reporting accuracy and investor confidence.
●	If we fail to manage our growth or implement changes to our reporting systems effectively, our business could be harmed.
●	Our directors’ and officers’ involvement in other business activities may result in conflicts of interest.
●	The transition to our new Chief Executive Officer will be critical to our success and our business may be adversely impacted if we do not successfully manage the transition process in a timely manner.
●	We may suffer a reduction in demand for our products and services which may be caused by several circumstances.
●	If new drugs or combination therapies are developed and prescribed to our patients with a lower reimbursement rate than our current drug therapies, our revenues could be negatively impacted.
●	We may face unfavorable credit terms or termination of our relationship with vendors, which could negatively impact our business operations.
●	Sales of our solutions may be negatively impacted if they are not interoperable with our customers’ or their vendors’ networks and infrastructure, or if customers or vendors implement new system updates that are incompatible with our solutions.
●	Our ability to generate revenue could suffer if we do not continue to update and improve existing solutions and develop new ones.
●	Significant changes to our solutions or systems may result in performance problems and breaches. Additionally, cost-saving initiatives may not deliver expected benefits, take longer to develop or increase the risk of performance issues.
●	IT system breaches and failures, as well as inadequate security measures, could lead to liability and reputational harm due to the sensitive information we transmit, use and store.
●	Our handling of personal information and other data carries the risk of damaging our reputation and brand, as well as harming our business and operating results if there is an actual or perceived failure to protect such information and data.
●	Our ability to generate growth partly depends on our ability to cross-sell solutions to existing customers and new customers.
●	Our ability to deliver our solutions is dependent on the development and maintenance of the infrastructure of the internet and other telecommunications services by third parties.
●	We expect to seek to raise additional funds in the future, which may be dilutive to stockholders or impose operational restrictions.

PART I

ITEM 1.	BUSINESS

Introduction

Progressive Care Inc. (“Progressive”) was incorporated under the laws of the state of Delaware on October 31, 2006 under the name Progressive Training, Inc. We changed our name to Progressive Care Inc. in connection with a merger with Progressive Care Inc. on November 23, 2010. Progressive, through its wholly-owned subsidiaries, Pharmco, LLC doing business as Pharmcorx (“Pharmco 901”) and Pharmcorx LTC, Touchpoint RX, LLC doing business as PharmcoRx 1002, LLC (“Pharmco 1002”), Family Physicians RX, Inc. doing business as PharmcoRx 1103 and PharmcoRx 1204 (“FPRX” historically or “Pharmco 1103” and “Pharmco 1204”) (pharmacy subsidiaries collectively referred to as “Pharmco”), and ClearMetrX Inc (“ClearMetrX”) is a personalized healthcare services and technology company that provides prescription pharmaceuticals and risk and data management services to healthcare organizations and providers. Pharmco provides prescription pharmaceuticals, compounded medications, tele-pharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management. Pharmco also offers certain disease testing and vaccinations.

We offer services in a variety of languages, including English, Spanish, French, Creole, Portuguese, Ukrainian and Russian.

Our services are designed to provide satisfaction across all medication stakeholders and enhance loyalty and key performance metrics. We offer value-added services at no additional charge including prior authorization assistance, same-day home-medication delivery, on site provider consultation services, primary care reporting and analytics, and customized packaging solutions. The pharmacies accept most major insurance plans and provide access to co-pay assistance programs to income qualified patients, discount and manufacturer coupons, and competitive cash payment options.

Products and Services

We enhance patient adherence to complex drug regimens, collect and report data, and ensure effective dispensing of medications to support the needs of patients, providers, and payors. Our patient and provider support services ensure appropriate drug initiation, facilitate patient compliance and adherence, and capture important information regarding safety and effectiveness of the medications that we dispense.

Pharmco is rated by pharmacy benefit managers (“PBMs”) based on its ability to adequately supply chronic care medications to patients during a measurement period. This score is then compared to the scores of other pharmacies in the network at which point a relative rating is issued. For the year ended December 31, 2022, per EQuIPP®, a performance information management tool that provides standardized, benchmarked data to help shape strategies and guide medication-related performance improvement, our performance score was Five Stars, ranking our pharmacy among the top pharmacies in the U.S. Primary care physicians may refer patients to pharmacies that have high performance scores, though patients retain the right to have their prescriptions dispensed by a network of pharmacies of their choice.

Through our wholly owned subsidiary, ClearMetrX, we offer data management and reporting services to support health care organizations. There are substantial restrictions in federal and state laws on the use and sharing of patient data and ClearMetrX is in compliance with such laws. The ClearMetrX offerings include data management and Third-Party Administration (“TPA”) services for 340B covered entities, pharmacy data analytics, and programs to manage HEDIS Quality Measures including Medication Adherence. These offerings cater to the glaring need for frontline providers to understand best practices, patient behaviors, care management processes, and the financial mechanisms behind these decisions. We provide data access and actionable insights that providers and support organizations can use to improve their practice and patient care.

Pharmco also provides contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program. Under the terms of these agreements, we act as a pass through for third-party payor reimbursements on prescription claims adjudicated on behalf of each 340B covered entity and receive a dispensing fee per prescription. These dispensing fees vary by the 340B covered entity and the level of service provided by us.

For our long-term care (“LTC”) customers, Pharmco provides purchasing, repackaging and dispensing of both prescription and non-prescription pharmaceutical products. Pharmco utilizes a unit-of-dose packaging system as opposed to the traditional vials as this method of distribution is the industry best practice standard. Pharmco is equipped for various types of unit-of-dose packaging options to meet the needs of LTC patients and retail customers. Pharmco uses the same robotic packaging systems currently used by chain, mail order, and large-scale pharmacies. Pharmco also provides computerized maintenance of patient prescription histories, third-party billing and consultant pharmacist services. Pharmco’s consultant pharmacist services consist primarily of evaluation of monthly patient drug therapy and monitoring the LTC institution’s drug distribution system.

Medication therapy management (“MTM”) involves review and adjustment of prescribed drug therapies to improve patient health outcomes for patients with multiple prescriptions. This process includes several activities such as performing patient assessments, creating medication treatment plans, monitoring the effectiveness of and adherence to prescribed therapies, and delivering documentation of these services to the patient’s physician to coordinate comprehensive care.

Distribution Methods

We currently deliver prescriptions throughout Florida and ship medications to residents in those states where we hold non-resident pharmacy licenses. We currently hold Florida Community Pharmacy Permits at all Florida pharmacy locations and our Pharmco 901 location is licensed as a non-resident pharmacy in the following states: Arizona, Colorado, Connecticut, Georgia, Illinois, Minnesota, Nevada, New Jersey, New York, Pennsylvania, Texas, and Utah. We can dispense to patients in the state of Massachusetts without a non-resident pharmacy license because Massachusetts does not require such a license for these activities.

Pharmco subsidiaries are full-service retail specialty services pharmacies that offer same-day free delivery within Florida.

Industry Overview and Market Opportunities

Pharmacy operations

The retail pharmacy and pharmaceutical wholesale industries are highly competitive and dynamic and have experienced consolidation and an evolving competitive landscape in recent years. Prescription drugs play a significant role in healthcare, constituting a first line of treatment for many medical conditions. New and innovative drugs will improve quality of life and control healthcare costs. In light of accelerating usage of mail order and delivery-based services, both before and after the global COVID-19 pandemic, we believe the market for personalized and convenient care access is increasing. We have provided same-day and next-day home delivery services since the beginning of our operations. We are well positioned in Florida to gain additional market share among a broad demographic of patients due to our high-performance scores and value-added services. Additionally, we value opportunities that create strategic partnerships, acquire synergistic operations and expand current operations to round out pharmacy capabilities which could potentially include, but are not limited to, specialty medications, sterile compounding, and mail-order.

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

A key objective within organizations with access to large data collections is to harness the most relevant data and use it to optimize decision making. ClearMetrX developed the 340MetrX platform that retrieves dispensing pharmacy data to provide physicians and 340B covered entities with valuable and insightful reports and analytics to manage their operations.

We also serve the following key constituents, to benefit our patients:

Physicians and Health Systems: Our team works with physician offices to manage prior-authorization and other requirements of managed care organization requirements, such as denial and appeal process, to ensure that complicated administrative tasks do not impair the delivery of quality patient care. We provide risk evaluation services, implement risk mitigation strategies, and collect patient adherence data to provide physicians and health systems with enhanced visibility. Our tools and processes improve physician performance metrics which in turn results in enhanced profitability of the physicians’ practices.

Payors: We manage prescription regimens for chronically ill populations and help payors, including health insurance plans and PBMs, reduce costs through patient care management, reduction in readmission rates, decreased acute care spending for chronic care conditions, formulary compliance, and implementation of lowest cost-effective alternative therapies.

Virtual healthcare services and healthcare technologies

Virtual healthcare services, or Telehealth, is a growing segment of the healthcare sector. It involves remotely exchanging patient data between locations for the purposes of obtaining assistance in monitoring and diagnosing. Telehealth allows the healthcare practitioner to easily offer their services on consultation, care management, diagnosis, and self-management services using information and communication technologies. These services are being offered through various modes of delivery, such as on-premises, web-based, and cloud-based delivery. A growing population over the age of 65, the increase in the number of chronic diseases, and a rise in demand for home monitoring devices are the major drivers which are likely to aid the growth of the telehealth market.

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

Growth Strategy

We plan to grow our business by continuing to execute on the following key growth strategies:

Data Management Services. We believe that data management for frontline and independent providers, 340B covered entities, and pharmacies will have increasing importance as health systems evolve to become virtual and digitized. Increasing focus on performance, margins, and quality, means that our models and platforms will have strategic value through our roots in day-to-day care management. Data management services will become an increasing driver of growth and development for us with its higher margins and diverse monetization pathways.

Invest in Sales and Marketing. We are based in South Florida and will continue to grow our dispensing operations throughout the state, and there are opportunities to expand geographically throughout the rest of the country. Our data management services and health IT services can be used by customers across the U.S. and we expect to continue to invest in sales and marketing efforts for these services.

Selectively Pursue Growth Through Strategic Acquisitions. We believe the specialty pharmacy industry is highly fragmented and provides numerous opportunities to expand through acquisitions. While we will continue to focus on growing our business organically, we believe we can opportunistically enhance our competitive position through complementary acquisitions in both existing and new markets. We plan to selectively evaluate potential acquisition opportunities in other therapeutic categories, services, and technologies with the goal of preserving our culture, optimizing patient outcomes, enhancing value to other constituents, and building long-term value for our shareholders.

Competitive Business Conditions, Competitive Positions and Methods of Competition

Competitive Strengths

We believe we are well positioned to continue to increase our market share based on the following competitive strengths:

Adding value to all constituents. The value we deliver to all constituents is based upon our thousands of daily patient interactions. We help patients adhere to complicated medication therapies, process refills, manage any side effects, and manage any insurance concerns ensuring that they get the best standard of care. The clinical efficacy of drug therapies, especially for acute and chronic conditions, is typically enhanced when patients precisely follow the prescribed treatment regimens, including dosing and frequency.

Performance. Pharmacies are measured against their peers to improve quality of patient care. We have dedicated staff to track performance metrics, ensuring high comparative adherence rates. Across the population, an average 50% of patients are adherent to prescribed medication protocols. We believe our high adherence rates are due to, among other things, our model of proactive patient engagement, direct communication with and connections to healthcare stakeholders, our patient training and education, patient behavior analysis and medication coaching, compliance packaging, tracking timing of refills, free home delivery, and language support. We also help identify third-party funding support programs to help cover expensive out-of-pocket costs.

Clinically trained operational professionals. Our licensed pharmacists and technicians have been trained on our patient care model and data management tools to conduct a full healthcare evaluation. These healthcare professionals not only dispense medications, but also analyze patients’ needs, behaviors, lifestyles, healthcare services providers, and payor resources to optimize the medication therapies received. Our staff conducts this full healthcare evaluation while also communicating necessary care information to authorized providers and caregivers before medications are dispensed, which differentiates our pharmacy operations from our competitors’ models.

Lean and nimble operational strategy. Healthcare is an industry where best practices are continuously evolving. With increasing emphasis on reducing healthcare costs which puts pressure on gross margins, we have identified new trends and opportunities pivoting to business processes better suited to future environments. Additionally, we have focused on diversifying our revenue streams within the pharmacy industry to identify complementary and associated revenue opportunities to keep the operation one step ahead of market forces.

Diversity and cultural awareness. We represent the fabric of the community from which we originate. Our employees consist of diverse faiths, races, ethnic origins, and sexual orientations. This provides us with the unique ability to speak the language that our patients and providers speak. It has also allowed us to be innovative in our approach to healthcare by leveraging the broad perspectives of our team to challenge our methodologies and be responsive to the unique needs of our patients, clients, and customers.

Competitive Positions and Methods of Competition

We compete with national and independent retail drug stores, supermarkets, convenience stores, mail order prescription providers, discount merchandisers, membership clubs, health clinics, provider dispensaries, and internet pharmacies. Competition is based on several factors including store location and convenience, customer service and satisfaction, product selection and variety, and price. Our primary competitive advantages lie in providing personalized service to the patients and facility operators, selectively adding labor saving and compliance enhancing processes and carrying inventory to provide rapid delivery of all pharmaceutical needs, free home delivery services, and data management and analytics.

In the United States, the provision of healthcare services of any kind is highly competitive. Our ability to recruit qualified personnel, attract new institutional and retail clients, and expand the reach of our pharmacy operations relies on our ability to quickly adapt to changing societal attitudes, market pressure, and government regulation.

We face substantial competition within the pharmaceutical healthcare services industry and in the past year have seen even more consolidation. We expect to see this trend continue in the coming year and it is uncertain what effect, if any, these consolidations will have on us or the industry. The industry includes several large, well-capitalized companies with nationwide operations and capabilities in the specialty services and PBM services arenas, such as CVS Caremark, Express Scripts, Humana, Walgreens, Optum, MedImpact Healthcare Systems and many smaller organizations that typically operate on a local or regional basis. In the Specialty Pharmacy Services segment, we compete with several national and regional specialty pharmacy companies that have substantial financial resources and which also provide products and services to the chronically ill, such as CVS Caremark, Express Scripts, Humana, Optum and Walgreens.

Some of our pharmacy service competitors are under common control with, or are owned by, pharmaceutical wholesalers and distributors or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. Some of our primary competitors, such as Omnicare and Walgreens, have a substantially larger market share than our existing market share. Moreover, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. Because of such advantageous pricing, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products.

Suppliers

We obtain pharmaceutical and other products from wholesale drug distributors. We have maintained a relationship with a primary supplier that accounted for 95% and 96% of pharmaceutical purchases for the years ended December 31, 2022 and 2021, respectively, and several supplementary suppliers. Our primary supplier for the years ended December 31, 2022 and 2021 was McKesson. The loss of a supplier could adversely affect our business if alternate sources of drug supply are unavailable. We believe that our relationships with our suppliers, overall, are good, and that there are alternative suppliers in the marketplace.

Dependence On One or a Few Major Customers

We sell to numerous customers including various managed care organizations within both the private and public sectors. Certain healthcare payors account for up to 56% and 59% of our consolidated net revenue for the years ended December 31, 2022 and 2021, respectively. Medicare Part D and the State of Florida Medicaid public assistance program are major sources of revenue. However, both government programs are privatized and are managed under several different healthcare payors, the concentration of which varies throughout the course of the year. Many of these healthcare payors have contracted agreements with our pharmacies for annual terms that have options to automatically renew annually. We depend on these healthcare payors and a loss of one or more would have a major impact on the business. The Company or the healthcare payor may terminate the network participation agreement at any time by way of advance notice to the other party.

Patents and Trademarks

We currently have no registered patents or trademarks that we either own or lease.

Governmental Approval

Government approval is necessary to open any new pharmacy or other health services location.

Effect of Existing or Probable Governmental Regulations

As a participant in the healthcare industry, our operations and relationships are subject to federal and state laws and regulations and enforcement by federal and state governmental agencies. Various federal and state laws and regulations govern the purchase, dispensing or distribution, and management of prescription drugs and related services we provide and may affect us. We believe that we are in substantial compliance with all legal requirements material to our operations.

We conduct ongoing educational programs to inform employees regarding compliance with relevant laws and regulations and maintain a formal reporting procedure to disclose possible violations of these laws and regulations to the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services.

Professional Licensure. Pharmacists, pharmacy technicians and certain other health care professionals employed by us are required to be individually licensed or certified under applicable state law. We perform searches in criminal, federal and state exclusion lists, and other background checks on employees and are required under state licensure to ensure that our employees possess all necessary licenses and certifications. We believe that our employees comply in all material respects with applicable licensure laws.

State laws require that each pharmacy location be licensed as an in-state or non-resident pharmacy to dispense pharmaceuticals in that state. State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Such standards often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually or biennial according to state laws. We believe that our pharmacies’ present and future locations comply with all state licensing laws applicable to these businesses. If our pharmacy locations become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, our ability to operate in the state would be limited, which could have an adverse impact on our business.

Other Laws Affecting Pharmacy Operations. We are subject to federal and state statutes and regulations governing the operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, medical waste disposal, and clinical trials. Federal and state statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal and state-controlled substance laws require us to register our pharmacies with the U.S. Drug Enforcement Administration (“DEA”) and to comply with security, record keeping, inventory control, labeling standards and other requirements to dispense controlled substances.

Food, Drug and Cosmetic Act. Certain provisions of the federal Food, Drug and Cosmetic Act govern the handling and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements if they are not adulterated or misbranded and are dispensed in accordance with, and pursuant to, a valid prescription. We believe that we comply in all material respects with all applicable requirements.

Anti-Kickback Laws. Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, bona fide employment arrangements, group purchasing and personal services arrangements), the federal “anti-kickback” law prohibits the knowing and willful offer or payment of any remuneration to induce the referral of an individual or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of healthcare items or services paid for in whole or in part by Medicare, Medicaid or other government-funded healthcare programs (including both traditional Medicaid fee-for-service programs as well as Medicaid managed care programs). Violation of the federal anti-kickback statute could subject us to criminal and/or civil penalties including suspension or exclusion from Medicare and Medicaid programs and other government-funded healthcare programs for not less than five years, or the imposition of civil monetary penalties. Exclusion from any of these programs or sanctions of civil monetary penalties could have a material adverse impact on our operations and financial condition.

The federal anti-kickback law has been interpreted broadly by courts, the OIG of the U.S. Department of Health and Human Services (“HHS”), and other administrative bodies. Because of the broad scope of those statutes, federal regulations establish certain safe harbors from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests held by a person or entity, and certain properly disclosed payments made by vendors to group purchasing organizations, as well as for other transactions or relationships. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain “product conversion” or “switching” programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies about such programs.

Several states also have enacted anti-kickback laws that sometimes apply not only to state-sponsored healthcare programs but also to items or services that are paid for by private insurance and self-pay patients. State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than federal law. Management understands the importance of anti-kickback laws and has helped structure our operations in a manner believed to be compliant with these laws.

The Stark Laws. The federal self-referral law, commonly known as the “Stark Law”, prohibits physicians from referring Medicare or Medicaid patients for “designated health services” (which include, among other things, outpatient prescription drugs, durable medical equipment and supplies and home health services) to an entity with which the physician, or an immediate family member of the physician, has a direct or indirect financial relationship, unless the financial relationship is structured to meet an applicable exception. Several states have enacted laws similar to the Stark Law. These state laws may cover all, not just Medicare and Medicaid, patients and exceptions or safe harbors may vary from the Stark Law and vary significantly from state to state. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties, and program exclusion. Noncompliance with the Stark Law could adversely affect our financial results and operations.

Statutes Prohibiting False Claims and Fraudulent Billing Activities. A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the federal False Claims Act (the “False Claims Act”), which imposes civil penalties for knowingly making or causing to be made false claims to secure a reimbursement from government-sponsored programs, such as Medicare and Medicaid. Investigations or actions commenced under the False Claims Act may be brought either by the government or by private individuals on behalf of the government, through a “whistleblower” or “qui tam” action. The False Claims Act authorizes the payment of a portion of any recovery to the individual suing. Such actions are initially required to be filed under seal pending their review by the Department of Justice. If the government intervenes in the lawsuit and prevails, the whistleblower (or plaintiff filing the initial complaint) may share with the federal government in any settlement or judgment. If the government does not intervene in the lawsuit, the whistleblower plaintiff may pursue the action independently. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in many claims, as each individual claim could be deemed to be a separate violation of the False Claims Act.

Some states also have enacted statutes like the False Claims Act which may include criminal penalties, substantial fines, and treble damages. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Under Section 1909 of the Social Security Act, if a state false claim act meets certain requirements as determined by the OIG in consultation with the U.S. Attorney General, the state is entitled to an increase of ten percentage points in the state medical assistance percentage with respect to any amounts recovered under a state action brought under such a law. Some of the larger states in terms of population that have had the OIG review such laws include California, Florida, Illinois, Indiana, Massachusetts, Michigan, Nevada, Tennessee and Texas. We operate in several of these states and submit claims for Medicaid reimbursement to the respective state Medicaid agency. This legislation has led to increased auditing activities by state healthcare regulators. As such, we have been the subject of an increased number of audits. While we believe that we are following Medicaid and Medicare billing rules and requirements, there can be no assurance that regulators would agree with the methodology employed by us in billing for our products and services and a material disagreement between us and these governmental agencies on the way we provide products or services could have a material adverse effect on our business and operations, our financial position, and our results of operations.

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

Confidentiality and Privacy. Most of our activities involve the receipt, use and disclosure of confidential medical, pharmacy or other health-related information concerning individual members, including the disclosure of the confidential information to the member’s health benefit plan.

On April 14, 2003, the final regulations issued by HHS, regarding the privacy of individually identifiable health information (the “Privacy Regulations”) pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) took effect. The Privacy Regulations are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual.

The requirements imposed by the Privacy Regulations, the Transactions Standards, and the Security Standards are extensive and can require substantial cost and effort to assess and implement. We have taken and will continue to take steps that we believe are reasonable to ensure that our policies and procedures are following the Privacy Regulations, the Transactions Standards, and the Security Standards. The requirements imposed by HIPAA have increased our burden and costs of regulatory compliance, altered our reporting to Plan Sponsors and reduced the amount of information we can use or disclose if members do not authorize such uses or disclosures.

Medicare Part D. The Medicare Part D program, which makes prescription drug coverage available to eligible Medicare beneficiaries, regulates various aspects of the provision of Medicare drug coverage, including enrollment, formularies, pharmacy networks, marketing, and claims processing. The Centers for Medicare & Medicaid Services (“CMS”) imposed restrictions and consent requirements for automatic prescription delivery programs, and further limited the circumstances under which Medicare Part D plans may recoup payments to pharmacies for claims that are subsequently determined not payable under Medicare Part D. CMS sanctions for non-compliance may include suspension of enrollment and even termination from the program.

The Medicare Part D program has undergone significant legislative and regulatory changes since its inception. Medicare Part D continues to attract a high degree of legislative and regulatory scrutiny, and applicable government rules and regulations continue to evolve. For example, CMS may issue regulations that limit the ability of Medicare Part D plans to establish preferred pharmacy networks.

Any Willing Provider Statutes and Narrow Networks. Any Willing Provider (“AWP”) statutes are laws that require health insurance carriers to permit providers to join those networks so long as the provider is willing to accept the terms and conditions of that carrier’s plan. Numerous states have some form of AWP law, though nearly all prohibit insurance carriers from limiting membership within their provider networks based on geography or other characteristics. The laws in each state addressing the legality of narrow networks vary widely. Some laws address plans only while other laws address non-insurers, like a PBM. Some laws address all types of health benefits while other laws only address a single type of benefit, like pharmacy. The risk to a pharmacy would be in those states that do not have an applicable AWP statute, a provider can be excluded from a narrow network.

While the offering of narrow and preferred networks is common across the country, there have been many lawsuits challenging the use of these type of arrangements due to the fact that they exclude certain providers from participating. The outcome of the challenges has varied, primarily based upon the interpretation of the state laws under which the challenges are made. This is an evolving area of law. Given the intense scrutiny of drug pricing and arrangements, and the ongoing lawsuits that are being filed in response to narrow networks, there remains risk in developing narrow networks, which will vary by state, depending on each state’s laws and legal precedent. Additionally, state laws are subject to change at any time, resulting in uncertainty for pharmacy operations in a given state.

Health Reform Legislation. Congress passed major health reform legislation, including the Patient Protection and Affordable Care Act (“ACA”), as amended by the Healthcare and Education Reconciliation Act of 2010 (the “Health Reform Laws”), which enacted a number of significant healthcare reforms. There have been executive, judicial, and Congressional challenges to certain aspects of the Health Reform Laws. For instance, the Tax Cuts and Jobs Act of 2017 included a provision that repealed the tax-based shared responsibility payment imposed by the Health Reform Laws on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Costs and Effects of Compliance with Environmental Laws

Not applicable.

Employees

As of December 31, 2022, we had 105 total employees, none of which are subject to a collective bargaining agreement. Approximately 98 of these employees are employed full-time. We consider our relationship with our employees to be good.

ITEM 1A.	RISK FACTORS

Risks Related to our Business

We have a history of losses and may not be able to achieve or sustain profitability.

We may incur operating losses in the foreseeable future. For the years ended December 31, 2022 and December 31, 2021 we recognized overall revenue of approximately $40.6 million and $38.9 million, respectively. For the year ended December 31, 2022, we had net loss of approximately $5.9 million and for the year ended December 31, 2021, we had net income of approximately $0.2 million. Our ability to sustain profitability depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels.

We have a substantial amount of debt of approximately $4.3 million, and approximately $0.2 million in principal will come due in 2023.

As of December 31, 2022, and 2021, we had cash balances of approximately $6.7 million and $1.4 million, respectively. Over the last several years, we have been substantially dependent on funding our pharmacy acquisitions and operations through the private sale of debt securities. We have approximately $4.3 million of debt, which includes convertible debt and accrued interest of approximately $2.8 million. If we are unable to meet the obligations or default on our obligations in any other way, even if we are otherwise generating positive earnings, we could lose substantially all of our business assets as well as being held liable for any deficiency in payment. The net result of such a failure would likely be the end of our business operations.

We derive a significant portion of our sales from prescription drug sales reimbursed by pharmacy benefit management companies.

We derive a significant portion of our sales from prescription drug sales reimbursed through prescription drug plans administered by PBM companies. PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates. There can be no assurance that we will continue to participate in any PBM network at any future time. If our participation in the prescription drug programs administered by one or more of the large PBM companies is restricted or terminated, we expect that our sales would be adversely affected, at least in the short-term. The Company or the PBM may terminate the network participation agreement at any time by way of advance notice to the other party. If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results may be materially adversely affected. When we exit a pharmacy provider network and later resume network participation, there can be no assurance that we will achieve any level of business on any pace, or that all clients of the PBM sponsor of the network will choose to include us again in their pharmacy network initially or at all. In addition, in such circumstances we may incur increased marketing and other costs about initiatives to regain former patients and attract new patients covered by in-network plans.

Litigation and other legal proceedings may adversely affect our business.

From time-to-time we may become involved in legal proceedings relating to product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our services, even if the regulatory or legal action is unfounded or not material to our operations.

Events outside of our control, including relating to public health crises, supply-chain disruptions, geopolitical conflicts, including acts of war, and inflation, could negatively affect our Company and our results of operations and financial condition.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events may adversely affect operating results for us. For example, the COVID-19 pandemic has led to, and for an unknown period of time, will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being facing such persons. While many countries, including the United States, have relaxed or eliminated the early public health restrictions adopted in response to the COVID-19 pandemic, the outbreak of new, worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations. Such increases in cases could lead to the reintroduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally.

As the future impact of COVID-19 and its variants is difficult to predict, the extent to which they could negatively affect our operating results, or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 and its variants or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results and financial condition.

Disruptions to our supply chain have and could continue to impact our supply chain for products we sell, particularly as a result of mandatory shutdowns in locations where our products are manufactured or held for distribution. We could also see significant disruptions of the operations of our logistics, service providers, delays in shipments and negative impacts to pricing of certain of our products.

Efforts to reduce reimbursement levels and alter health care financing practices could adversely affect our businesses.

The continued efforts of health maintenance organizations, managed care organizations, other companies, government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact our profitability. Increased utilization of generic pharmaceuticals, which normally yield a higher gross profit rate than equivalent brand-named drugs, has resulted in a decrease in reimbursement payments to retail and mail order pharmacies for generic drugs through the imposition by third-party payors of generic effective rates that have caused a reduction in the generic profit rate. We expect pricing pressures from third-party payors to continue given the high and increasing costs of specialty drugs. As a result of this industry-wide pressure, we also may see profit margins on our contracts continue to compress, which may adversely affect our profitability.

PBM fees, including Direct and Indirect Remuneration (“DIR”) fees, transaction charges and network access fees, applied significant downward pressure on our profitability. DIR fees are often calculated and charged several months after adjudication of a claim, which adversely impacts our profitability. These fees lack transparency and are extremely difficult to predict and accrue. DIR fees are sometimes retroactively “clawed back” by the PBMs with little or no warning at the end of a quarter, which has a significant downward effect on our gross margins.

Retroactive contractual adjustments may be imposed on the pharmacies through execution of new contracts between pharmacy services administration organizations and PBMs with retroactive effectiveness. These contractual adjustments typically impose new lowered effective rate calculations on previously dispensed medications resulting in a PBM overpayment, which is later recouped with or without notice to the pharmacy. DIR fees and other PBM fees are generally not disclosed at adjudication and may change throughout the year. These adjustments and the resultant fees may not be predictable or avoidable and can adversely affect our revenues, cash flow, and profitability.

In addition, during the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are underway at the federal and state government levels. Changing political, economic, and regulatory influences may affect health care financing and reimbursement practices. If the current health care financing and reimbursement system changes significantly, our business, financial position and results of operations could be materially adversely affected.

Quality measurement networks have a significant impact on our revenues. Quality measurement networks can be, but are not always, tied to DIR fees collected by PBMs. These networks designate specific metrics through which pharmacy performance is assessed. These metrics are disclosed along with benchmark guidance for quality or superior performance, which can lead to a return of the DIR fees by the PBMs in the form of performance bonuses. Failure to meet quality measures can result in loss of DIR fees collected and loss of PBM relationship. There is no guarantee that we will be successful in meeting quality review standards. Quality measurement networks are increasingly rigorous and can be based on comparative success against other pharmacies in the network. If other pharmacies out-perform our pharmacy or if we fail to meet quality metrics, our profitability can be adversely affected.

A slowdown in the frequency and rate of the introduction of new prescription drugs as well as generic alternatives to brand name prescription products could adversely affect our business, financial position, and results of operations.

The profitability of retail pharmacy businesses is dependent upon the utilization of prescription drug products. Generally, our pharmacies receive greater profit from generic drugs. Utilization trends are affected by the introduction of new and successful prescription pharmaceuticals as well as lower priced generic alternatives to existing brand name products. Accordingly, a slowdown in the introduction of new and successful prescription pharmaceuticals and/or generic alternatives could adversely affect our business, financial position and results of operations.

Uncertainty regarding the impact of Medicare Part D may adversely affect our business, financial position and our results of operations.

Since its inception in 2006, the Medicare drug benefit has resulted in increased utilization and decreased pharmacy gross margin rates as higher margin business, such as cash and state Medicaid customers, migrated to Medicare Part D coverage. To the extent this occurs, the adverse effects of the Medicare drug benefit may outweigh any opportunities for new business generated by the Medicare drug benefit. In addition, if the government alters Medicare program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of the Medicare drug benefit or for other reasons; or if we fail to design and maintain programs that are ttracttive to Medicare participants, our Medicare Part D services and the ability to expand our Medicare Part D services could be materially and adversely affected, and our business, financial position and results of operations may be adversely affected.

Unexpected safety or efficacy concerns may arise from pharmaceutical products.

Unexpected safety or efficacy concerns can arise with respect to pharmaceutical drugs dispensed at our pharmacies, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales. If we fail to or do not promptly withdraw pharmaceutical drugs upon a recall by a drug manufacturer, our business and results of operations could be negatively impacted by reversals of pharmacy billings that will result in loss of revenue.

Prescription volumes may decline, and our net revenues and ability to generate earnings may be negatively impacted, if products are withdrawn from the market or if increased safety risk profiles of specific drugs result in utilization decreases.

We dispense significant volumes of drugs from our pharmacies. These volumes are the basis for our net revenues. When increased safety risk profiles of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our volumes, net revenues, profitability, and cash flows may decline.

Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceutical products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. In addition, federal and state laws that require our pharmacists to offer counseling, without additional charge, to their customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or eliminate these effects. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims result in the payment of significant amounts, some portions of which are not funded by insurance.

We cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future. Our results of operations, financial condition or cash flows may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liability for which we self-insure or we suffer reputational harm as a result of an error or omission.

Changes in industry pricing benchmarks could adversely affect our business, financial position and results of operations.

Contracts in the prescription drug industry generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”), average sales price and wholesale acquisition cost.

Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry. In some circumstances, such changes could also impact the reimbursement that we receive from Medicare or Medicaid programs for drugs covered by such programs and from MCOs that contract with government health programs to provide prescription drug benefits.

The industries in which we operate are extremely competitive and competition could adversely affect our business, financial position and results of operations.

We operate in a highly competitive environment. As a pharmacy retailer, we compete with other drugstore chains, supermarkets, discount retailers, membership clubs, Internet companies and retail health clinics, as well as other mail order pharmacies. In that regard, many pharmacy benefits plans have implemented plan designs that mandate or provide incentives to fill maintenance medications through mail order pharmacies. To the extent this trend continues, our retail pharmacy business could be adversely affected. In addition, some of these competitors may offer services and pricing terms that we may not be willing or able to offer. Competition may also come from other sources in the future. Thus, competition could have an adverse effect on our business, financial position and results of operations.

Existing and new government legislative and regulatory action could adversely affect our business, financial position and results of operations.

The retail drugstore business is subject to numerous federal, state and local laws and regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of licensure. The regulations to which we are subject include, but are not limited to: the laws and regulations; accounting standards; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; and regulations of the FDA, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell. In that regard, our business, financial position and results of operations could be affected by one or more of the following:

●	federal and state laws and regulations governing the purchase, distribution, management, dispensing and reimbursement of prescription drugs and related services, whether at retail or mail, and applicable licensing requirements;
●	the effect of the expiration of patents covering brand name drugs and the introduction of generic products;
●	the frequency and rate of approvals by the FDA of new brand named and generic drugs, or of over-the-counter status for brand name drugs;
●	FDA regulation affecting the retail pharmacy industry;
●	rules and regulations issued pursuant to the HIPAA; and other federal and state laws affecting the use, disclosure and transmission of health information, such as state security breach laws and state laws limiting the use and disclosure of prescriber information;
●	administration of the Medicare drug benefit, including legislative changes and/or CMS rulemaking and interpretation;
●	government regulation of the development, administration, review and updating of formularies and drug lists;
●	state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;
●	impact of network access (any willing provider) legislation on ability to manage pharmacy networks;
●	managed care reform and plan design legislation;
●	insurance licensing and other insurance regulatory requirements applicable to offering prescription drug providers (“PDP”) about the Medicare drug benefit;
●	direct regulation of pharmacies by regulatory and quasi-regulatory bodies; and
●	Federal government sequestration affecting Medicare Part B reimbursements.

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

Efforts to reform the U.S. health care system may adversely affect our financial performance.

Congress periodically considers proposals to reform the U.S. health care system. These proposals may increase government involvement in health care and regulation of pharmacy services, or otherwise change the way we or our clients do business. Health plan sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that the combined company would provide. We cannot predict what effect, if any, these proposals may have on its retail and pharmacy services businesses. Other legislative or market-driven changes in the health care system that we cannot anticipate could also materially adversely affect our results of operations, financial position and/or cash flow from operations.

If we are found to be in violation of Medicaid and Medicare reimbursement regulations, we could become subject to retroactive adjustments and recoupment, or exclusion from the Medicaid, Medicare programs, and PBM networks.

As a Medicaid and Medicare provider, we are subject to retroactive adjustments due to prior-year audits, reviews and investigations, government fraud and abuse initiatives, and other similar actions. Federal regulations provide for withholding payments to recoup amounts payable under the programs and, in certain circumstances, allow for exclusion from Medicaid and Medicare. We cannot offer any assurance that, pursuant to such audits, reviews, investigations, or other proceedings, we will be found to be complying in all respects with such reimbursement regulations. A determination that we are in violation of any such reimbursement regulation could result in retroactive adjustments and recoupment of payments and have a material adverse effect on our financial condition and results of operations. As a Medicaid and Medicare provider, we are also subject to routine, unscheduled audits, and if any such audit results in a negative finding, finding, we may be subject to exclusions from Medicaid, Medicare, and other PBM networks, which would adversely affect our results of operations and financial condition.

Our industry is subject to extensive government regulation, and noncompliance by us or our suppliers could harm our business.

The repackaging, marketing, sale, and purchase of medications are extensively regulated by federal and state governments. In addition, many of the brand name and controlled medications that we sell receive greater attention from law enforcement officials than medications that are most often dispensed by traditional pharmacies due to the high cost of these medications and the potential for diversion and fraud, waste, and abuse. We sell common blood pressure, statin and other common drugs, and dispense either brand name or generic drugs according to the doctor’s prescription. If we fail to, or are accused of failing to, comply with applicable laws and regulations, we could be subject to penalties that may include exclusion from the Medicare or Medicaid programs, fines, requirements to change our practices, and civil or criminal penalties, which could harm our business, financial condition, and results of operations. Any disqualification from participating in Medicare or the state Medicaid programs would significantly reduce our net sales and our ability to maintain profitability. Our business could also be harmed if the entities with which we contract or have business relationships, such as pharmaceutical manufacturers, distributors, physicians, clinics, or home health agencies are accused of violating laws or regulations.

While we believe that we are operating our business in substantial compliance with existing legal requirements material to the operation of our business, there are significant uncertainties involving the application of many of these legal requirements to our business. Changes in interpretation or enforcement policies could subject our current practices to allegations of impropriety or illegality. The applicable regulatory framework is complex and evolving, and the laws are very broad in scope. Many of the laws remain open to interpretation and have not been addressed by substantive court decisions to clarify their meaning. We are also unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulation might have on us. Further, we cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could increase our cost of compliance with such laws or reduce our ability to remain profitable.

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

Our operating results are affected by the health of the economy in general and the markets we serve.

The U.S. capital markets are currently experiencing extreme volatility and disruption following the global outbreak of COVID-19 and other global events. Disruptions in the capital markets in the past have resulted in illiquidity in parts of the capital markets we serve. Our business is affected by the economy in general, including changes in consumer purchasing power, preferences and/or spending patterns. These changes could affect drug utilization trends as well as the financial health and number of covered lives of our clients, resulting in an adverse effect on our business, financial condition, results of operations and cash flows.

Unfavorable economic conditions may cause a decline in drug utilization and dampen demand for pharmaceutical drugs and durable medical equipment as well as consumer demand for sundry products sold in our retail store and our business and financial results could be adversely affected. Further, interest rate fluctuations and changes in capital market conditions may affect our ability to obtain necessary financing on acceptable terms, our ability to secure suitable store locations under acceptable terms and our ability to execute sale or lease transactions under acceptable terms.

If the products and services that we offer fail to meet customer needs, our sales may be affected.

Our products and services must satisfy the needs and desires of our customers, whose preferences may change in the future. If we misjudge either the demand for products and services we provide or our customers’ purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer. In addition, our sales may decline, or we may be required to dispose of the inventory we have obtained at lower prices. This would have a negative effect on our business and results of operations.

We are highly dependent on one supplier for our products, and a loss of that supplier may adversely impact our ability to sell products to our customers.

We obtain pharmaceutical and other products from wholesale distributors. We maintained a relationship with a primary supplier, McKesson, that accounted for 95% and 96% of pharmaceutical purchases for the years ended December 31, 2022 and 2021, respectively, and several supplementary suppliers. If that supplier was to cease supplying us with products for any reason, we would be forced to find alternative sources for our products. Despite this, we believe we would be able to readily find multiple alternative sources for our products. We may not be able to quickly or effectively replace that supplier, which may lead to delays in product availability and losses of sales, which would have a negative effect on our business, results of operations and financial condition.

We derive a significant portion of our revenues from a small number of customers and a loss of one or both of those customers would have a material adverse impact on our business.

We sell to numerous customers including various managed care organizations within both the private and public sectors. Certain healthcare payors, including Medicare Part D and the State of Florida, account for more than ten percent or more of our consolidated net revenue in fiscal 2022 and fiscal 2021. Medicare Part D and the State of Florida Medicaid public assistance program are major customers of ours. However, both government programs function under several different healthcare payors, the concentration of which varies throughout the course of the year. To the extent we lost the business of one or more of these healthcare payors, our revenues would significantly decrease, having a material adverse effect on our business, results of operations and financial condition.

Our ability to grow our business may be constrained by our inability to find suitable new pharmacy locations at acceptable prices.

Our ability to grow our business may be constrained if suitable new pharmacy locations cannot be identified with lease terms or purchase prices that are acceptable to us. We compete with other retailers and businesses for suitable pharmacy locations. Local land use and other regulations may impact our ability to find suitable locations and influence the cost of construction. The expiration of leases at existing locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate. Furthermore, changing local demographics at existing locations may adversely affect revenue and profitability levels at those locations.

Our ability to grow our business may be constrained by our inability to obtain adequate permits and licensing for new locations, business lines, and market territories.

Our ability to grow our business may be constrained if new locations, business lines, and market territories are not permitted and licensed to conduct ordinary operations. Expansion initiatives can be delayed or even canceled due to a failure to acquire certain government agency approvals. Such delay or cancellation will have a negative impact on our business and results of operations.

Product liability, product recall or personal injury issues could damage our reputation and have a significant adverse effect on our businesses, operating results, cash flows and/or financial condition.

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

If we are not able to market our services effectively to clinics, their affiliated healthcare providers and prescription drug providers, we may not be able to grow our patient base as rapidly as we have anticipated.

Our success depends, in part, on our ability to develop and maintain relationships with clinics and their affiliated healthcare providers because each is an important patient referral source for our business. In addition, we also must maintain and continue to establish relationships with prescription drug providers so we can continue to fill prescriptions for our dual eligible customers who receive prescription drug coverage under Medicare Part D. If we are unable to market our services effectively to these clinics, healthcare providers and prescription drug providers, or if our existing relationships with clinics and providers are terminated, our ability to grow our patient base will be harmed, which could significantly reduce our net sales and our ability to maintain profitability. Additionally, Medicare Part D regulations that strictly limit our ability to market to our current and new patients may limit our ability to maintain and grow our current patient base.

We may fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, and as a result, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.

We are not currently required to comply with the rules of the Securities and Exchange Commission (the “SEC” or “Commission”) implementing Section 404(b) of the Sarbanes-Oxley Act of 2002 and, therefore, we are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC’s rules implementing Sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. Although we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. As an emerging growth company and a low-revenue smaller reporting company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an emerging growth company or a low-revenue smaller reporting company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

To comply with the requirements of being a public company, we have undertaken and will need to undertake additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadlines imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be materially adversely affected.

If we fail to manage our growth or implement changes to our reporting systems effectively, our business could be harmed.

If we are unable to manage our growth effectively, we could incur losses. How we manage our growth will depend, among other things, on our ability to adapt our operational, financial and management controls, reporting systems and procedures to the demands of a larger business, including the demands of integrating our acquisitions. To manage the growth and increasing complexity of our business, we may make modifications to or replace computer and other reporting systems, including those that report on our financial results and on which we are substantially dependent. We may incur significant financial and resource costs because of any such modifications or replacements, and our business may be subject to transitional difficulties. The difficulties associated with any such implementation, and any failure or delay in the system implementation, could negatively affect our internal control over financial reporting and harm our business and results of operations. In addition, we may not be able to successfully hire, train and manage additional sales, marketing, customer support and pharmacists quickly enough to support our growth. To provide this support, we may need to open additional offices, which will result in additional burdens on our systems and resources and require additional capital expenditures.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our shareholders and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to grow our business in response to the demands of the patients and physicians we serve within the health services industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

●	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
●	coordination of technology, research and development and sales and marketing functions;
●	retention of employees from the acquired company;
●	cultural challenges associated with integrating employees from the acquired company into our organization;
●	integration of the acquired company’s accounting, management information, human resources and other administrative systems;
●	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
●	potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect our operating results in a given period;
●	liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and
●	litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former shareholders or other third-parties.

Our failure to address these risks or other problems encountered in connection with our future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or the impairment of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize to the extent we anticipate or at all.

Conflicts of interest may arise between us and our directors and officers as a result of other business activities undertaken by such individuals.

We may be subject to various potential conflicts of interest because some of our directors and executive officers may be engaged in a range of business activities. In addition, our executive officers and directors may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us. In some cases, our executive officers and directors may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to our business and affairs and that could adversely affect our operations. These business interests could require significant time and attention of our executive officers and directors.

In addition, we may also become involved in other transactions which conflict with the interests of our directors and the officers who may from time-to-time deal with persons, firms or institutions with which we may be dealing, or which may be seeking investments similar to those we desire. The interests of these persons could conflict with our interests. In addition, from time to time, these persons may be competing with us for available investment opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws, regulations and stock market rules. In particular, in the event that such a conflict of interest arises at a meeting of our board of directors, a director who has such a conflict will abstain from voting for or against the approval of such transaction. In accordance with applicable laws, our directors are required to act honestly, in good faith and in our best interests.

A disruption in our telephone system or our computer system could harm our business.

We receive and take most prescription orders electronically, over the telephone and by facsimile. We also rely extensively upon our computer system to confirm payor information, patient eligibility and authorizations; to check on medication interactions and patient medication history; to facilitate filling and labeling prescriptions for delivery and billing; and to help with the collection of payments. Our success depends, in part, upon our ability to promptly fill and deliver complex prescription orders as well as on our ability to provide reimbursement management services for our patients and their healthcare providers. Any continuing disruption in our telephone, facsimile or computer systems could adversely affect our ability to receive and process prescription orders, make deliveries on a timely basis and receive reimbursement from our payors. This could adversely affect our relations with the patients and healthcare providers we serve and potentially result in a partial reduction in orders from, or a complete loss of, these patients.

We incur increased costs as a result of being a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

We are an SEC reporting company. The rules and regulations under the Exchange Act require a public company to provide periodic reports with interactive data files which will cause the Company to incur legal, accounting and auditing services, and XBRL and EDGAR service providers. The engagement of such services can be costly. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we will be required to file periodic and current reports and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and process. The expenses incurred for filing periodic reports and implementing disclosure controls and procedures may be as high as $100,000 annually. Furthermore, there is no guarantee that we will have sufficient resources to meet our reporting and filing obligations with the SEC as they come due.

We may fail to retain or recruit necessary personnel, and, even if we are successful, we may be unable to successfully integrate new personnel into our operations.

Our success is highly dependent on the performance of our management team and certain employees, and our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees and consultants.

We have also engaged consultants to advise us on various aspects of our business. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. While employment agreements and incentive agreements are customarily used as a primary method of retaining the services of key employees, these agreements and arrangements cannot assure the continued services of such employees. The loss of the services of any key personnel or an inability to attract other suitably qualified persons when needed, could prevent us from executing on our business plan and strategy, and we may be unable to find adequate replacements on a timely basis, or at all.

Moreover, to execute our growth plans, we expect to hire additional executive officers and key employees. Our future performance will depend in part on our ability to successfully integrate those newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management.

Our Chief Financial Officer has additional business activities which may result in periodic interruptions, or business failure.

Our Chief Financial Officer (“CFO”), Cecile Munnik, pursuant to an amendment to the Amended and Restated Employment Agreement between the Company and Cecile Munnik, may provide up to approximately 30% of her time on a weekly basis to provide services to NextPlat and receive compensation from NextPlat. While Ms. Munnik will continue to serve the Company faithfully and to the best of her ability and shall devote her full time, attention, and energies to the business of the Company during customary business hours, Ms. Munnik must balance her time between both NextPlat and our Company. In the event Ms. Munnik is unavailable during times where she was previously available, it may lead to the periodic interruption in our business and could have a significant negative effect on the success of the business.

Our Chief Executive Officer has additional business activities which may result in periodic interruption, business failure or have a negative impact on our ability to generate revenue.

On November 11, 2022, Alan Jay Weisberg tendered his resignation which the Board approved. On the same date, the Board appointed Charles M. Fernandez as our new Chief Executive Officer (“CEO”). Mr. Fernandez is also the CEO of Nexplat. Mr. Fernandez does not have to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and NextPlat. Mr. Fernandez does not have to contribute any specific number of hours to our affairs. While Mr. Fernandez intends to serve the Company faithfully and to the best of his ability, he shall devote his full time, attention, and energies to the business of NextPlat, Mr. Fernandez must balance his time between both NextPlat and our Company. Moreover, because we did not enter into any new compensatory arrangements, nor did we make any additional grants or awards to Mr. Fernandez, it is not clear how Mr. Fernandez will prioritize our business affairs. For example, NextPlat beneficially owns 44.3% of our Company and Mr. Fernandez owns 17% of our convertible debt through eApeiron, Partners, LLC. Mr. Fernandez is the sole member and managing partner of eApeiron Partners, LLC. If any of his other business affairs, primarily as CEO of NextPlat, require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which may lead to the periodic interruption in our business, could have a significant negative effect on the success of the business and our ability to generate revenue.

The transition to our new Chief Executive Officer is critical to our success and our business may be adversely impacted if we do not successfully manage the transition process in a timely manner.

Our success depends, in part, on the effectiveness of our new CEO. The CEO is critical to executing on and achieving our vision, strategic direction, culture, products, and technology. The transition may be disruptive to the Company and our relationships with customers and employees. If we are unable to execute an orderly transition and successfully integrate the new CEO into our leadership team, revenue, operating results, and financial conditions may be adversely affected.

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

Risks Related to the Pharmacy Industry

There is substantial competition in our industry, and we may not be able to compete successfully.

The pharmacy industry is highly competitive and is continuing to become more competitive. All medications, supplies and services that we provide are also available from our competitors. Our current and potential competitors may include:

●	Other pharmacy distributors;
●	Specialty pharmacy divisions of wholesale drug distributors;
●	Not for profit organizations with pharmacies;
●	Hospital-based pharmacies;
●	Local infusion providers;
●	Sterile and non-sterile compounding pharmacies;
●	Other retail pharmacies;
●	Provider dispensaries;
●	Manufacturers that sell their products both to distributors and directly to clinics and physicians’ offices;
●	Hospital-based care centers and other alternate-site healthcare providers;
●	Insurance companies with proprietary pharmacy services;
●	Customers and MSO’s of ours who decide to open their own pharmacies;
●	Chain pharmacies; and
●	Mail-order pharmacies.

Many specialty patients are currently receiving prescription benefits from federally funded programs such as the Ryan White CARE Act. These payors only use non-profit providers to dispense medications to their enrollees.

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

A reduction in demand for specialty medications would significantly harm our business, as we would not be able to quickly shift our business to provide medications for other diseases or disorders. Reduced demand for our products and services could be caused by several circumstances, such as:

●	A cure or vaccine for chronic care conditions;
●	The emergence of new diseases resistant to available medications;
●	Shifts to treatment regimens other than those we offer;
●	New methods of delivery of existing medications or of injectable or infusible medications that do not require our specialty pharmacy and disease management services;
●	Recalls of the medications we sell;
●	Adverse reactions caused by the medications we sell; and
●	The expiration of or challenge to the drug patents on the medications we sell.

Our revenues could be adversely affected if new drugs or combination therapies are developed and prescribed to our patients that have a reimbursement rate less than that of the current drug therapies our patients receive.

If our patients switch medications to those with lower reimbursement rates or to combination therapies, which combine multiple drugs into a single medication, our net sales could decline. Combination therapies reduce the number of total prescriptions received by our patients, resulting in reduced average revenues and a decrease in dispensing fees per patient.

If our credit terms with vendors become unfavorable or our relationship with them is terminated, our business could be adversely affected.

We depend on existing credit terms from vendors to meet our working capital needs between the times we purchased medications from vendors and when we received reimbursement or payment from third-party payors. Our ability to grow has been limited in part by our inability to negotiate favorable credit terms from our suppliers. If our position changes and we are unable to maintain adequate credit terms or sufficient financing from third-party lenders, we may become limited in our ability to continue to increase the volume of medications we need to fill prescriptions.

There are only a few wholesale distributors from which we can purchase the high cost medications we offer. If any of our vendor agreements terminate or are not renewed, we might not be able to enter a new agreement with another wholesale distributor on a timely basis or on terms favorable to us. Our inability to enter a new supply agreement may cause a shortage of the supply of medications we keep in stock, or we may be required to accept pricing and credit terms from a vendor that are less favorable to us than those we currently have.

Risks Relating to Our Data Management Services

Competition with some customers, or decisions by customers to perform internally some of the same solutions or services that we offer, could harm our business, results of operations or financial condition.

Some of our existing customers compete with us, or may do so in the future, and some customers belong to alliances that compete with us, or may do so in the future, either with respect to the solutions or services we provide to them now, or with respect to other lines of business. To the extent that customers elect to perform internally any of the business processes our solutions address, either because they believe they can provide such processes more efficiently internally or otherwise, we may lose such customers, or the volume of our business with such customers may be reduced, which could harm our business, results of operations or financial condition.

If our solutions do not interoperate with our customers’ or their vendors’ networks and infrastructures, or if customers or their vendors implement new system updates that are incompatible with our solutions, sales of those solutions could be adversely affected.

Our solutions must interoperate with our customers’ and their vendors’ existing infrastructures, which often have different specifications, rapidly evolve, utilize multiple protocol standards, and applications from multiple vendors, and contain multiple generations of products that have been added to that infrastructure over time. Some of the technologies supporting our customers and their vendors are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. In addition, our customers and their vendors may implement new technologies into their existing networks and systems infrastructures that may not immediately interoperate with our solutions.

Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our services in response to changing customer and industry demands. If we encounter complications related to network configurations or settings, we may have to modify our solutions to enable them to interoperate with customers’ and their vendors’ networks and manage customers’ transactions in the manner intended.

Our ability to generate revenue could suffer if we do not continue to update and improve existing solutions and develop new ones.

We must continually improve the functionality of our existing solutions in a timely manner and introduce new and valuable healthcare IT and service solutions in order to respond to technological and regulatory developments and customer demands and, thereby, retain existing customers and attract new ones. For example, from time to time, government agencies may alter format and data code requirements applicable to electronic transactions. In addition, customers may request that solutions be customized to satisfy particular security protocols, modifications, and other contractual terms in excess of industry norms and standard configurations. We may not be successful in responding to technological and regulatory developments or changing customer needs. In addition, these regulatory or customer-imposed requirements may impact the profitability of particular solutions and customer engagements. The pace of change in the markets served by us is rapid, and there are frequent new product and service introductions by competitors in their offerings. If we do not respond successfully to technological and regulatory changes, as well as evolving industry standards and customer demands, our solutions may become obsolete. Technological changes also may result in the offering of competitive solutions at lower prices than we are charging for our solutions, which could result in us losing sales unless we lower the prices we charge or provide additional efficiencies or capabilities to the customer. If we lower our prices on some of our solutions, we will need to increase margins on other solutions in order to maintain overall profitability.

There are increased risks of performance problems and breaches during times when we are making significant changes to our solutions or systems we use to provide our solutions. In addition, changes to our solutions or systems, including cost savings initiatives, may cost more than anticipated, may not provide the benefits expected, may take longer than anticipated to develop and implement or may increase the risk of performance problems.

In order to respond to technological changes, such as continuing development in the areas of data analytics as well as regulatory changes and evolving security risks and industry standards, our solutions and the software and systems we use to provide our solutions must be continually updated and enhanced. We cannot be certain that errors will not arise in connection with any such changes, updates, enhancements or new versions, especially when first introduced. Even if our new, updated or enhanced solutions do not have performance problems, technical and customer service personnel may have difficulties installing them or providing any necessary training and support to customers, and customers may not follow our guidance on appropriate training, support and implementation for such new, updated or enhanced solutions. In addition, changes in technology and systems may not provide the additional functionality or other benefits that were expected.

Implementation of changes in our technology and systems may cost more or take longer than originally expected and may require more testing than initially anticipated. While new, updated or enhanced solutions will be tested before they are used in production, we cannot be sure that the testing will uncover all problems that may occur in actual use.

If significant problems occur as a result of these changes, we may fail to meet our contractual obligations to customers, which could result in claims being made against us or in the loss of customer relationships.

Breaches and failures of our IT systems and the security measures protecting them, and the sensitive information we transmit, use and store, expose us to potential liability and reputational harm.

Our business relies on sophisticated information systems to obtain, rapidly process, analyze, and manage data, affecting our ability to provide services. To the extent our IT systems are not successfully implemented or fail, our business and results of operations may be adversely affected.

Our business and results of operations may also be adversely affected if a vendor servicing our IT systems does not perform satisfactorily, or if the IT systems are interrupted or damaged by unforeseen events, including the actions of third-parties. Further, our business relies to a significant degree upon the secure transmission, use and storage of sensitive information, including protected health information and other personally identifiable information, financial information and other confidential information and data within these systems. To protect this information, we seek to implement commercially reasonable security measures and maintain information security policies and procedures informed by requirements under applicable law and recommended practices, in each case, as applicable to the data collected, hosted and processed. Despite our security management efforts with respect to physical and technological infrastructure, employee training, vendor controls and contractual relationships, our infrastructure, data or other operation centers and systems used in connection with our business operations, including the internet and related systems of our vendors are vulnerable to, and from time to time experience, unauthorized access to data and/or breaches of confidential information due to criminal conduct, physical break-ins, hackers, employee or insider malfeasance and/or improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, ransomware events, phishing schemes, fraud, terrorist attacks, human error or other breaches by insiders or third-parties or similar disruptive problems. It is not possible to prevent all security threats to our systems and data. Techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time.

Because our products and services involve the storage, use and transmission of personal information of consumers, we and other industry participants have been and expect to routinely be the target of attempted cyber and other security threats by outside third-parties, including technically sophisticated and well-resourced bad actors attempting to access or steal the data we store. Vendor, insider or employee cyber and security threats also occur and are a significant concern for all companies, including us. While we maintain liability insurance coverage including coverage for errors and omissions and cyber-liability, claims may not be covered or could exceed the amount of our applicable insurance coverage, if any, or such coverage may not continue to be available on acceptable terms or in sufficient amounts.

We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect such information and data could damage our reputation and brand and harm our business and operating results.

We collect, process, store, share, disclose and use personal information and other data provided by patients and healthcare providers. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by patients and healthcare providers could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could harm our business and operating results. In addition, from time to time, it is possible that concerns will be expressed about whether our products, services, or processes compromise the privacy of our users. Concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy related matters, even if unfounded, could harm our business and operating results.

There are numerous federal, state and local laws around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause consumers to lose trust in us, which could have an adverse effect on our business. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business and operating results.

If we are unable to successfully execute on cross-selling opportunities of our solutions the growth of our business and financial performance could be harmed.

Our ability to generate growth partly depends on our ability to cross-sell solutions to existing customers and new customers. We have identified our ability to successfully cross-sell our solutions as a key part of our business strategy and therefore one of the most significant factors influencing growth. We may not be successful in cross-selling our solutions because customers may find additional solutions unnecessary, unattractive or cost-ineffective. Failure to sell additional solutions to existing and new customers could negatively affect our ability to grow our business.

We rely on internet infrastructure, bandwidth providers, other third parties and our own systems in providing certain of our solutions to our customers, and any failure or interruption in the services provided by these third parties or our own systems could negatively impact our relationships with customers, adversely affecting our brand and our business.

Our ability to deliver our solutions is dependent on the development and maintenance of the infrastructure of the internet and other telecommunications services by third parties. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable internet access and services and reliable telephone and facsimile services. As a result, our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information technology, emerging cybersecurity risks and threats, evolving industry and regulatory standards and changing preferences of our customers.

Our solutions are designed to operate without interruption in accordance with our service level commitments. However, we have experienced limited interruptions in these systems in the past, including server failures that temporarily slow down the performance of our solutions, and we may experience more significant interruptions in the future. We rely on internal systems as well as vendors, including bandwidth and telecommunications equipment providers, to provide our solutions. We do not maintain redundant systems or facilities for some of these services. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or other catastrophic events, could affect the security or availability of our solutions and prevent or inhibit the ability of our customers to access our solutions.

If a catastrophic event were to occur with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in substantial costs to remedy those problems or negatively impact our relationship with our partners, our business, results of operations and financial condition. To operate without interruption, both we and our vendors must guard against:

●	damage from fire, power loss, tornado and other natural disasters;
●	telecommunications failures;
●	software and hardware errors, failures and crashes;
●	security breaches, computer viruses and similar disruptive problems; and
●	other potential interruptions.

Any disruption in the network access, telecommunications or co-location services provided by vendors, or any failure of or by vendors’ systems or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over these vendors, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these vendor technologies and information services or our own systems could negatively impact our relationships with partners and adversely affect our business and could expose us to liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

Risks Relating to Our Common Stock

We expect to seek to raise additional funds in the future, which may be dilutive to stockholders or impose operational restrictions.

We are currently seeking additional funding through equity and/or debt financing arrangements and we expect to raise additional capital in the future to help fund development of our future expansion plans. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter strategic transactions, compensate employees or consultants or settle outstanding payables using equity that may be dilutive. Our stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. If we cannot raise additional funds, we will have to delay development activities of our expansion plans.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and is likely to be highly volatile in the future because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;
●	the absence of securities analysts covering us and distributing research and recommendations about us;
●	overall stock market fluctuations;
●	announcements concerning our business or those of our competitors;
●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;
●	conditions or trends in the industry;
●	litigation;
●	changes in market valuations of other similar companies;
●	future sales of common stock;
●	departure of key personnel or failure to hire key personnel; and
●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

We are an emerging growth and smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) December 31, 2026, the last day of the fiscal year (a) following the fifth anniversary of the of the date of the first sale of common equity securities pursuant to an effective registration statement, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior September 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to irrevocably opt out of this exemption and, therefore, we will comply with new or revised accounting standards as required when they are adopted.

Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We provide indemnification of our officers and directors and we may have limited recourse against these individuals.

Our Articles of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers and directors, including the limitation of liability for certain violations of fiduciary duties. If we were called upon to indemnify an officer or director, then the portion of our available funds expended for that purpose would reduce the amount otherwise available for our business. The indemnification obligations and the resultant costs associated with indemnification may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our shareholders. We would bear the expenses of such litigation for any of its directors or officers upon such person’s promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This could result in significant expenditures which we may be unable to recoup.

We have never paid dividends and do not anticipate paying any dividends to holders of our shares of common stock for the foreseeable future.

We have never paid cash dividends on our common stock and do not anticipate paying any for the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors after considering many factors, including our earnings, operating results, financial condition and current and anticipated cash needs. As a result, investors may not receive any return on an investment in our shares of common stock unless they sell their shares of common stock for a price greater than that which such investors paid for them.

We are controlled by our current officers, directors, and certain beneficial shareholders.

Currently, our directors, executive officers, and certain beneficial shareholders own a majority of the voting control of the Company. Thus, they will be able to exert substantial influence over the election of our Board of Directors and the vote on issues submitted to our shareholders. As of the date of this filing, our officers, directors and certain beneficial shareholders beneficially owned 4,229,459 shares (56%) of our common stock and 3,000 shares of our Series B Preferred Stock (100%), which excludes shares of common stock held in street name by non-affiliated individuals.

We cannot assure you that the common stock will be liquid or that it will remain listed on a securities exchange.

We cannot assure you that we will be able to maintain the listing standards of the OTCQB or any other national market. If we are delisted from the OTCQB then our common stock will not trade. In addition, delisting of our common stock could further depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

We cannot assure you that restricted shares issued in certificate form will be cleared by clearing firms for sale.

We are subject to all rules and regulations promulgated for issuing companies. However, we cannot provide assurance that restricted shares issued in certificate form will be accepted by brokerage or clearing firms. We can provide support with legend removal subject to all rules and regulations provided by the SEC and FINRA, however we cannot guarantee that certificates with legends removed will be accepted or cleared for sale by brokerage or clearing firms.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Pharmco 901

We purchased an approximately 11,000 sq. ft. facility at 400 Ansin Blvd, Bay A, Hallandale, Florida. The monthly mortgage payment is approximately $12,000.

During December 2020, Pharmco 901 moved a majority of its pharmacy operations from their North Miami Beach, Florida location to the new 11,000 square foot pharmacy facility in our administrative offices in., Hallandale Beach, Florida.

Pharmco 1002

We rent pharmacy space at 3208 2nd Avenue North, Bays 2, 3 and 4, Palm Springs, FL 33461. The original lease expired in March 2021 and automatically renewed for an additional 36 months through February 2024. The lease agreement calls for monthly payments of approximately $4,300, with an escalating payment schedule each year thereafter.

Pharmco 1103

We rent pharmacy space at 1160 South Semoran Blvd, Suites D, E, F, Orlando, Florida. The lease was entered into and commenced on August 1, 2020 with a 66-month term and expires on February 1, 2026. The lease agreement calls for monthly payments beginning February 1, 2021 of $4,310, with an escalating payment schedule each year thereafter.

Pharmco 1204

Our Pharmco 1204 Davie location moved to North Miami Beach, Florida during August 2021. We rent approximately 2,200 square foot of retail and pharmacy space. The lease is for five years and commenced on September 1, 2021. The lease agreement calls for monthly payments of approximately $5,237, with an escalating payment schedule each year thereafter.

Progressive Care

Progressive Care’s administrative offices have been located at the 400 Ansin Blvd. building since its acquisition.

We believe that our existing office facilities are adequate for current and presently foreseeable operations. In general, our properties are well maintained and are being utilized for their intended purposes. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may be subject to claims and litigation arising in the ordinary course of business. One or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which such claim or litigation is resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention, and may materially adversely affect our reputation, even if resolved in our favor.

On January 20, 2022, Progressive Care entered into an agreement with two investors, Iliad Research and Chicago Ventures Partners, L.P. (“CVP”) (“the Settlement Agreement”) wherein the parties agreed to resolve various demands and complaints related to the note agreements with the two investors (“the Iliad Note” and “the Chicago Note”). Progressive Care filed a demand (“the Company Demand”) with the two investors on December 14, 2021, that alleged breaches of the volume limitation provisions of the Iliad Note and Chicago Note. On January 7, 2022, in response to the Company Demand, Iliad Research and CVP filed a complaint with the Third Judicial District Court of Salt Lake County, State of Utah, as well as an Arbitration Notice pursuant to the CVP and Iliad Purchase Agreements (see Note 10. Notes Payable in the Notes to our Consolidated Financial Statements).

On May 3, 2022, a complaint was filed by the Plaintiff Positive Health Alliance, Inc. (“PHA”) against Pharmco LLC, a wholly owned subsidiary of the Company, in the U.S. Circuit Court of Miami Dade, Florida, alleging that defendant failed to pay amounts due and owing to PHA under the parties’ contract for discounted prescription drugs. PHA is seeking judgment against Pharmco for compensatory damages in the amount of $407,504, plus attorneys’ fees and costs. PHA and Pharmco entered into a settlement agreement on July 1, 2022, pursuant to which Pharmco paid to PHA the total amount of $407,504 in 13 installment payments. The complaint was dismissed with prejudice on July 8, 2022. The balance outstanding was approximately $280,000 and $408,000 at December 31, 2022 and 2021, respectively, and was recorded in Accounts Payable and Accrued Liabilities.

On June 8, 2022, a complaint was filed by the Company against KeyCentrix, LLC (“KCL”), in the U.S. District Court for the Southern District of Florida, alleging fraudulent inducement, breach of express warranty and breach of implied warranty. The complaint stems from an agreement by KCL to license to the Company certain pharmacy management software known as “Newleaf “for use in the operations of pharmacies operated by the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is qualified for quotation on the OTC Markets Group (“OTCQB”) under the symbol “RXMD” and has been quoted on the OTCQB since March 16, 2010. The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter as reported in the OTCQB. These quotations represent interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. There currently is a liquid trading market for our common stock. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained. On March 28, 2023, the closing price per share of our common stock was $3.70.

	2022
	Post-Reverse Stock Split		Pre-Reverse Stock Split
	High	Low	High	Low
First Quarter (through March 31)	$—	$—	$0.056	$0.025
Second Quarter (through June 30)	$—	$—	$0.038	$0.024
Third Quarter (through September 30)	$—	$—	$0.038	$0.020
Fourth Quarter (through December 31) (1)	$6.50	$6.50	$0.049	$0.028

(1)	Reverse stock split occurred on December 29, 2022

Authorized Capital

We have 100,000,000 authorized shares of common stock.

The holders of shares of our common stock shall be entitled to receive, when and as declared by the Board of Directors, out of funds legally available therefor, dividends payable in cash, stock or otherwise. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the net assets of the Company shall be distributed pro rata to the holders of the common stock in accordance with their respective rights and interest. See “Description of Securities”.

For all undesignated preferred stock, the Board is authorized to determine the number of series into which such undesignated shares may be divided, the number of shares within each series, and the designations, rights and preferences associated with such shares. We have authorized 10,000,000 shares of Series A Preferred Stock and issued 0 shares of Series A Preferred Stock as all previously outstanding shares of Series A Preferred Stock were cancelled and returned to treasury on September 2, 2022. We have authorized 100,000 shares of Series B Preferred Stock and issued 3,000 shares of Series B Preferred Stock.

Each share of Series B Preferred Stock will vote as a class with the common stock of the Company, and will have 500 votes per share, and each share of Series B Preferred Stock will be convertible into 500 shares of the Company’s common stock.

Holders

According to the records of our transfer agent, as of March 28, 2023, there were approximately 219 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Shares Outstanding

As of March 28, 2023, there were 3,350,104 shares of our common stock outstanding.

Dividend Policy

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs, and other factors as determined by our Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Equity Compensation Plan Information

See Part III, Item 12 to this Annual Report on Form 10-K for information relating to securities authorized for issuance under our equity compensation plans.

Unregistered Sales of Equity Securities

The Company believes that each of the following transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

During 2022, the Company issued 3,094 shares of common stock valued at an aggregate of $21,000, ranging from $5.60 to $8.60 per share, to a consultant pursuant to a service agreement dated November 24, 2021 for services rendered.

During 2022, the Company issued 2,168 shares of common stock valued at an aggregate of $15,000, ranging from $6.60 to 7.68 per share, to employees as stock-based compensation.

On March 22, 2022, the Company issued 8,929 shares of common stock valued at $50,000, or $5.60 per share, to Joseph Ziegler pursuant to a Directors Agreement dated December 9, 2021.

On March 22, 2022, the Company issued 7,813 shares of common stock valued at $50,000, or $6.40 per share, to Birute Norkute pursuant to a Directors Agreement dated December 9, 2021.

On July 21, 2022, the Company issued 8,929 shares of common stock valued at $50,000, or $5.60 per share, to Alan Jay Weisberg pursuant to a Directors Agreement dated July 21, 2021.

On July 21, 2022, the Company issued 8,929 shares of common stock valued at $50,000, or $5.60 per share, to Oleg Firer pursuant to a Directors Agreement dated July 21, 2021.

On July 21, 2022, the Company issued 8,929 shares of common stock valued at $50,000, or $5.60 per share, to Jervis Hough pursuant to a Directors Agreement dated July 21, 2021.

On August 30, 2022, the Company issued 75,000 shares of common stock valued at $330,000, or $4.40 per share, to Alan Jay Weisberg pursuant to an Amended and Restated Employment Agreement dated November 22, 2021.

On August 30, 2022, the Company issued 75,000 shares of common stock valued at $330,000, or $4.40 per share, to an employee pursuant to an Amended and Restated Employment Agreement dated November 22, 2021.

On August 30, 2022, the Company issued 25,000 shares of common stock valued at $110,000, or $4.40 per share, to Birute Norkute pursuant to an Amended and Restated Employment Agreement dated November 22, 2021.

On October 7, 2022, the Company issued 5,556 shares of common stock valued at $50,000, or $9.00 per share, to Pedro Rodriguez pursuant to a Directors Agreement dated October 7, 2022.

On October 24, 2022, the Company issued 11,364 shares of common stock valued at $50,000, or $4.40 per share, to Charles M. Fernandez pursuant to a Directors Agreement dated October 7, 2022.

On October 24, 2022, the Company issued 11,364 shares of common stock valued at $50,000, or $4.40 per share, to Rodney Barreto pursuant to a Directors Agreement dated October 7, 2022.

Except as disclosed above and in our Current Report on Form 8-Ks filed with the SEC on September 6, 2022 and November 18, 2022, there were no other sales of unregistered equity securities during the year ended December 31, 2022.

Penny Stock

Our common stock is considered “penny stock” under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

●	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
●	contains a toll-free telephone number for inquiries on disciplinary actions;
●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

●	bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

ITEM 6.	RESERVED

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Progressive Care Inc. was incorporated under the laws of the state of Delaware on October 31, 2006 under the name Progressive Training, Inc. We changed our name to Progressive Care Inc. in connection with a merger with Progressive Care Inc. on November 23, 2010. We are a personalized healthcare services and technology company which provides prescription pharmaceutical and risk and data management services to healthcare organizations and providers.

We currently own and operate five pharmacies, which generate most of our pharmacy revenues, which is derived from dispensing medications to our patients. We also provide patient health risk reviews and free same-day delivery.

We provide TPA, data management, COVID-19 related diagnostics and vaccinations, prescription pharmaceuticals, compounded medications, telepharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, medication adherence packaging, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management. We are focused on improving lives of patients with complex chronic diseases through a patient and provider engagement and our partnerships with payors, pharmaceutical manufacturers and distributors. We offer a broad range of solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost drugs.

Pharmco provides contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program. Under the terms of these agreements, we act as a pass-through for reimbursements on prescription claims adjudicated on behalf of the 340B covered entities in exchange for a dispensing fee per prescription. These fees vary by the covered entity and the level of service provided by us.

Our focus is on complex chronic diseases that generally require multiyear or lifelong therapy, which drives recurring revenue and sustainable growth. Our pharmacy services revenue growth is from expanding our services, new drugs coming to market, new indications for existing drugs, volume growth with current clients, and addition of new customers due to our focus on higher patient engagement, benefit of free delivery to the patient, and clinical expertise. We also expanded revenue growth through the signing of new contract pharmacy service and data management contracts with 340B covered entities.

ClearMetrX

We formed ClearMetrX in June 2020, the Company’s first wholly-owned data management company with services designed to support health care organizations across the country. According to data from Berkeley Research Group Industry Roundtable Report, 340B gross sales across the program are expected to grow from $142 billion in 2022 to $280 billion in 2026. ClearMetrX includes data management and TPA services for 340B covered entities, pharmacy analytics, and programs to manage HEDIS Quality Measures including Medication Adherence. These offerings cater to the need for frontline providers to understand best practices, patient behaviors, care management processes, and the financial mechanisms behind these decisions. We provide data access, and actionable insights that providers and support organizations can use to improve their practice and patient care. The Company’s TPA services include management of wholesale accounts, patient eligibility with regard to the 340B drug program, development and review of 340B policies and procedures, and management of receivables.

During September 2022, we launched our 340Metrx platform to help 340B covered entities manage their 340B program. 340MetrX platform is software developed by the Company’s wholly owned subsidiary ClearMetrX that provides 340B Covered Entities with data insights to effectively operate and maximize the benefits of the 340B program. The platform allows program administrators to manage, in real time, data related to revenue, virtual inventory, drug replenishment and reconciliation, detailed prescription history analysis, customized ordering data with major wholesalers, patient information, drug prescribing trends, and customized financial breakdowns. The 340MetrX software enhances the existing TPA services ClearMetrX is currently providing to entities by complementing in-house 340B experts with a reporting platform aiming to maximize the limited resources in the 340B space through identification and validation of missing claims, increasing the covered entity’s revenue. 340MetrX allows our data analytics processes to be more efficient, giving our team the ability to seamlessly manage data for a much greater number of 340B covered entities in Florida, with potential to be scaled nationwide.

Through ClearMetrX, TPA and data management fees for the years ended December 31, 2022 and 2021, were approximately $1.1 million and $0.9 million, respectively. These fees have gross margins significantly greater than those generated from our pharmacy operations.

Recent Developments

In November 2022, we entered into the November 2022 Securities Purchase Agreement (the “November 2022 SPA”) with NextPlat Corp. (“NextPlat”), pursuant to which the Company has agreed to issue, and NextPlat has agreed to purchase, from time to time during the three-year term of the November 2022 SPA, up to an aggregate of $10 million of secured convertible debentures from the Company (the “Debentures”). Pursuant to the November 2022 SPA, all purchases of the Debentures will be made at NextPlat’s sole election and the proceeds from each purchase will be used by the Company only as approved by NextPlat’s Board of Directors. Until used, the proceeds from each purchase of Debentures will be deposited in a controlled account. If and when NextPlat elects to purchase Debentures under the SPA, the minimum principal amount that can be purchased at any time is $1.0 million.

In addition, at the closing of each purchase under the November 2022 SPA, the Company and NextPlat will enter into a registration rights agreement pursuant to which the Company will agree to register the shares of its common stock issued and issuable upon conversion in full of the Debentures purchased by NextPlat at such closing.

In accordance with the form of Debenture to be used for each purchase under the November 2022 SPA, each Debenture will be convertible at any time, upon NextPlat’s election, to shares of the Company’s common stock at a conversion price of $6.00 per share (as may be adjusted from time to time for share dividends, stock splits, etc.). In addition, each Debenture will mature on the third anniversary of its issuance and bear interest at 5.0% per annum, payable quarterly. At NextPlat’s election, interest can be paid in cash, shares of the Company’s common stock, or some combination thereof. The Company has the right to prepay the Debenture at any time provided that it gives NextPlat seven business days’ advance written notice, during which time NextPlat could elect to convert the Debenture to the Company’s common stock. Upon the prepayment of a Debenture, the Company will pay NextPlat an amount equal to the sum of: (i) all outstanding principal under such Debenture, plus (ii) all accrued and unpaid interest under such Debenture through the prepayment date, multiplied by (iii) 110%. While amounts are outstanding under a Debenture, the Company will be subject to certain restrictive covenants, including with respect to the incurrence of indebtedness, the imposition of liens on the Company’s assets, changes to the Company’s organization documents, and other customary events.

In connection with the November 2022 SPA, on November 16, 2022, the Company and its subsidiaries, Touchpoint RX, LLC, Family Physicians RX, Inc., and ClearMetrX Inc. (ClearMetrX, collectively with the Company’s, Touchpoint and FPRX, the “Borrower Parties”) entered into a Security Agreement (the “Security Agreement”) with NextPlat. Pursuant to the Security Agreement, the Borrower Parties granted NextPlat a security interest in all of their respective assets to secure the Company’s obligations under the Debentures.

In connection with the November 2022 SPA, the Company entered into a registration rights agreement whereby it agreed to register shares of the Company’s common stock issuable upon the conversion of the Debentures (the “Registration Rights Agreement”).

NextPlat Transaction

Securities Purchase Agreement

In August 2022, the Company entered into a Securities Purchase Agreement (the “August 2022 SPA”) with NextPlat, pursuant to which NextPlat agreed to purchase 3,000 newly issued units of securities from the Company (the “Units”) at a price per Unit of $2,000, for an aggregate purchase price of $6 million (the “Unit Purchase”). Each Unit consists of one share of Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”) and one warrant to purchase a share of Series B Preferred Stock (“Warrants”). The closing of the August 2022 SPA occurred on September 2, 2022. The Company received net proceeds of approximately $5,199,000, which will be used for the development and marketing of the healthcare data analytics platforms of the Company’s wholly owned subsidiary, ClearMetrX, as well as software development for internal use; and working capital.

Each share of Series B Preferred Stock will vote as a class with the common stock of the Company, and will have 500 votes per share, and each share of Series B Preferred Stock will be convertible into 500 shares of the Company’s common stock. In addition, the Series B Preferred Stock will have a liquidation and dividend preference. The Warrants are exercisable at a price of $2,000 per share of Series B Preferred Stock have a five-year term, and are immediately exercisable, in whole or in part, and contain cashless exercise provisions.

Registration Rights Agreement

In connection with the August 2022 SPA, the Company entered into a registration rights agreement whereby it agreed to register shares of the Company’s common stock issuable upon the conversion of the Series B Preferred Stock and underlying the Warrants (the “Registration Rights Agreement”). Additionally, the Company’s officers, directors, and 10% or greater shareholders delivered lock-up agreements.

Pursuant to the August 2022 SPA, NextPlat’s Chairman and Chief Executive Officer, Charles M. Fernandez, was elected to serve as Chairman of the Company’s Board of Directors and NextPlat’s board member, Rodney Barreto, was elected to serve as Vice Chairman of the Company’s Board of Directors.

Cancellation and Return to Treasury of 51 shares of Series A Preferred Stock

In connection with the August 2022 SPA, in September 2022, the Company and the holder of all 51 shares of the Company’s Series A Preferred Stock issued and outstanding entered into an Exchange Agreement (the “Share Exchange Agreement”) whereby the holder exchanged all 51 shares of Series A Preferred Stock for 127,564 shares of common stock. Following the Share Exchange Agreement, such 51 shares of Series A Preferred Stock were cancelled and returned to treasury.

Confidential Purchase and Release Agreement

In August 2022, NextPlat, Charles Fernandez, Rodney Barreto and certain other purchasers entered into a Confidential Purchase and Release Agreement (the “NPA”) with Iliad Research and Trading, L.P. (“Iliad”) pursuant to which NextPlat, Messrs. Fernandez and Barreto and the other purchasers agreed to purchase from Iliad (the “Note Purchase”) a Secured Convertible Promissory Note, dated March 6, 2019, made by the Company to Iliad (the “Note”). The accrued and unpaid principal and interest under the note is approximately $2.79 million. The aggregate purchase price to be paid to Iliad under the NPA is approximately $2.3 Million. As a result of the Note Purchase, Illiad no longer holds any convertible debt in the Company.

Debt Modification Agreement

In connection with the Note Purchase, in August 2022, the Company entered into a Debt Modification Agreement with NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note. Pursuant to the Debt Modification Agreement, the interest rate under the Note was reduced from 10% to 5% per annum and the maturity date was extended to August 31, 2027. In addition, the conversion price under the note was changed to $4.00 per share of common stock. Pursuant to the Debt Modification Agreement, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note will have the right, exercisable at any time, to redeem all or any portion of the Note. The Debt Modification Agreement also provides that the Note will automatically convert upon the later to occur of: (a) the completion by the Company of a reverse stock split, and (b) the listing of the Company’s common stock on a national exchange. In consideration of the concessions in the Debt Modification Agreement, the Company issued 105,000 shares of its common stock to the purchasers of the Note, of which NextPlat, Charles Fernandez and Rodney Barreto, received 45,653, 18,261 and 18,261 shares, respectively.

Dawson James Securities, Inc. (the “Placement Agent”) acted as placement agent in connection with the August 2022 SPA and received (i) $581,000, representing the Placement Agent’s commission of 7.0% of the purchase price of the Units ($420,000) and the purchase price of the Iliad Note ($161,000); and (ii) a warrant to purchase 380,500 shares of common stock, representing 10% of the equity purchased in the August 2022 SPA.

The Series B Preferred Stock, Warrants, common stock underlying the Series B Preferred Stock and the common stock underlying the Warrants were not registered under the Securities Act, but qualified for exemption under Section 4(a)(2) and Rule 506 promulgated thereunder. The Company is relying on this exemption from registration for private placements based in part on the representations made by Investors, including representations with respect to each Investor’s status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and each Investor’s investment intent.

Subsequent to December 31, 2022, the Company filed with the SEC a Request for Withdrawal of Registration Statement on Form S-1.

Change in Control

A change of control of the Company may result from the issuance and conversion of the Debentures pursuant to the SPA. Assuming the issuance of the Debentures in full to NextPlat and the exercise thereof in full, assuming the occurrence thereof, in full, of warrants and other securities convertible into the common stock of the Company, NextPlat would collectively own approximately 62% of the Company’s outstanding common stock.

Chief Executive Officer Resignation and Appointment

On November 11, 2022, Alan Jay Weisberg, Chief Executive Officer and Co Vice-Chairman of the Board, resigned effective immediately. Mr. Weisberg’s resignation was not due to any disagreement with the Company’s operations, policies or practices. Mr. Weisberg agreed to assist with the transition of integrating our new CEO. The Board agreed to provide $100,000 severance to Mr. Weisberg due to his service of over 10 years to the Company and agreement to assist with the transition.

The Board appointed Charles M. Fernandez, Chairman of the Board of Directors of the Company, to serve as Chief Executive Officer effective November 11, 2022. Mr. Fernandez has no family relationships with any of our executive officers or directors, and there have been no related party transactions between Mr. Fernandez and the Company that are reportable under Item 404(a) of Regulation S-K other than those already disclosed in the Company’s consolidated financial statements for the year ended December 31, 2022 as well as previously reported on Form 8-K. In connection with his appointment as our Chief Executive Officer, we did not enter into any new compensatory arrangements, nor did we make any additional grants or awards to Mr. Fernandez.

Amendment to Employment Agreement of Chief Financial Officer

In November 2022, the Board approved an amendment to the Amended and Restated Employment Agreement between the Company and Cecile Munnik, pursuant to which, the Company agreed that Ms. Munnik may provide up to approximately 30% of her time on a weekly basis to provide services to NextPlat and receive compensation from NextPlat. Ms. Munnik will continue to serve the Company faithfully and to the best of her ability and shall devote her full time, attention, and energies to the business of the Company during customary business hours. Ms. Munnik shall receive a bonus in the amount of $30,000 immediately and receive options to purchase 25,000 shares under the Stock Option Award Agreement (“Options”). The Options vest immediately.

Contract Renewal

We received notice that one of our third-party payors had declined to renew its agreement with one of the Company’s pharmacy locations (the “Contract”). The Contract had previously been set to renew as of February 24, 2023. On January 19, 2023, the Company reached an agreement with the third-party payor to extend the Contract term until April 24, 2023 to facilitate continued negotiations with respect to extending the term of the Contract. On February 28, 2023, the Company and such third-party payor entered into an agreement pursuant to which the Contract will continue on its terms, subject to the Company maintaining compliance with certain required procedures.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to residual values, estimated asset lives, impairments and bad debts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, grouped by our activities, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data – Note 3 – Summary of Significant Accounting Policies.”

Revenue Recognition. We recognize pharmacy revenue from dispensing prescription drugs at the time the drugs are physically delivered to a customer or when a customer picks up their prescription or purchases merchandise at the store, which is the point in time when control transfers to the customer. Each prescription claim is considered an arrangement with the customer and is a separate performance obligation. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed electronically. For third-party medical insurance and other claims, authorization to ensure payment is obtained from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained for these sales electronically and a corresponding authorization number is issued by the customers’ insurance provider.

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

Accounts Receivable and Allowances. Accounts receivable consist of amounts due from third-party medical insurance carriers, pharmacy benefit management companies, patients and credit card processors. Management periodically reviews the accounts receivable to assess collectability and estimates potential uncollectible accounts. Accounts receivable are written off after collection efforts have been completed in accordance with our policies. The uncollectible accounts allowance reduces the carrying value of the account receivable.

Inventories. Inventories are located at our five pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out cost (FIFO) or market. Our inventories are maintained on a periodic basis through the performance of physical inventory counts. Our cost of sales is recorded based upon the quantity of prescription drugs dispensed for each prescription filled by our pharmacies and the corresponding unit cost of each drug.

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

Deferred Taxes. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carry-forwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. Based on current estimates of future taxable income, we believe that we will not be able to realize the full value of deferred tax assets and has increased its valuation allowance to offset completely its deferred tax assets resulting from our net operating losses.

Off-Balance Sheet Arrangements. We do not have any unconsolidated special purpose entities and, we do not have significant exposure to any off-balance sheet arrangements.

Recent Accounting Pronouncements

The most recent adopted and to be adopted accounting pronouncements are described in Note 3 in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following table summarizes our results of operations:

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Total revenues, net	$40,601,859	$38,852,580	$1,749,279	5%
Total cost of revenue	30,898,783	28,678,742	2,220,041	8%
Total gross profit	9,703,076	10,173,838	(470,762)	-5%
Operating expenses	12,281,874	11,418,668	863,206	8%
Loss from operations	(2,578,798)	(1,244,830)	(1,333,968)	107%
Other (loss) income	(3,324,234)	1,462,823	(4,787,057)	-327%
(Loss) income before income taxes	(5,903,032)	217,993	(6,121,025)	-2808%
Income taxes	(866)	—	(866)	-100%
Net (loss) income	(5,903,898)	217,993	(6,121,891)	-2808%
Series A Preferred Stock dividend associated with induced conversion	(541,278)	—	(541,278)	-100%
Net (loss) income attributable to common shareholders	$(6,445,176)	$217,993	$(6,663,169)	-3057%

For the years ended December 31, 2022 and 2021, we recognized overall revenue from operations of approximately $40.6 million and $38.9 million, respectively. Net pharmacy revenues increased by approximately $1.7 million during the year ended December 31, 2022 when compared to the same period in 2021. The increase in revenue was primarily attributable to an increase in pharmacy revenue of approximately $2.4 million, an increase in 340B contract revenue of approximately $1.0 million, and a decrease in PBM fees of approximately $0.7 million, which was offset by a decrease in COVID-19 testing revenue of approximately $2.4 million, when compared to the prior year period.

Gross profit margins decreased from 26% for the year ended December 31, 2021, to 24% for the year ended December 31, 2022. The decrease in gross profit margins was primarily attributable to the decrease in COVID-19 testing revenue during 2022.

The loss from operations increased by approximately $1.3 million for the year ended December 31, 2022, when compared to 2021 as a result of increased operating expenses and stock-based compensation.

Revenue

Our revenues were as follows:

	For the Years Ended December 31,
	2022		2021
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Prescription revenue	$36,288,366	89%	$33,828,219	87%	$2,460,147	7%
340B contract revenue	3,789,781	9%	2,803,859	7%	985,922	35%
Testing revenue	1,915,471	5%	4,320,657	11%	(2,405,186)	-56%
Rent and other revenue	2,560	—%	1,555	—%	1,005	65%
	41,996,178	103%	40,954,290	105%	1,041,888	3%
PBM fees	(1,394,319)	-3%	(2,098,508)	-5%	704,189	-34%
Sales returns	—	—	(3,202)	—	3,202	-100%
Revenues, net	$40,601,859	100%	$38,852,580	100%	$1,749,279	5%

Prescription revenues represented 89% and 87% of all revenue for the years ended December 31, 2022 and 2021, respectively. Revenue from 340B contracts was 9% and 7%, respectively, as a percentage of total net revenues for the years ended December 31, 2022 and 2021.

We have filled approximately 463,000 and 443,000 prescriptions during the years ended December 31, 2022 and 2021, respectively, a 5% year-over-year increase in the number of prescriptions filled.

Dispensing fee and TPA revenue earned on our 340B contracts for the years ended December 31, 2022, and 2021 were approximately $3.8 million and $2.8 million, respectively. 340B contract revenue increased by approximately $1.0 million. The increase in revenue was primarily attributable to an increase in our existing 340B contracts of approximately $0.4 million and an increase in new 340B contract revenue of approximately $1.0 million. During 2022 we have experienced significant decreases in the reimbursement rates for uninsured patients enrolled in the Gilead PREP program that became effective beginning the first quarter of 2022 that had an overall unfavorable impact on our 340B contract revenue. As a result of the decrease in reimbursement rates from Gilead PREP program, we experienced an unfavorable impact on our 340B contract revenue in the amount of approximately $0.4 million for the year ended December 31, 2022. Since the beginning of the year, 340B covered entities significantly increased patient enrollment in alternative programs and insurance plans that provide greater reimbursements.

For the years ended December 31, 2022, and 2021, we have earned approximately $1.9 million and $4.3 million, respectively from COVID-19 testing. We recorded record COVID-19 testing revenue in January 2022 as the country was dealing with the Delta and Omicron outbreak during that period. Since January 2022 the demand for COVID-19 testing has slowed down as the need for testing has decreased as it relates to travel and business continuity. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media productions companies and these relationships may provide us with recurring COVID-19 testing revenue.

Operating Expenses

Our operating expenses increased by approximately $0.9 million, or 8%, for the year ended December 31, 2022, as compared to 2021. The increase was mainly attributable to the following:

●	Decrease in salaries, wages and employee related expenses due to period over period decrease in headcount, and less time invested in training on pharmacy software when compared to 2021 in the amount of approximately $0.6 million;
●	Increase in non-recurring consulting fees for assisting in calculating the employee retention credit in the amount of approximately $0.4 million;
●	Decrease in rent expense due to non-recurring leasehold improvement related expenses in the amount of approximately $0.2 million;
●	Decrease in amortization expense due to intangible assets being fully amortized in the amount of approximately $0.2 million;
●	Decrease in other operating expenses in the amount of approximately $0.1 million;
●	Increase in non-cash stock-based compensation due to accelerated vesting of restricted stock units in the amount of approximately $0.8 million and vesting of stock options in the amount of approximately $0.7 million.

Other (Loss) Income

Other (loss) income decreased by approximately $4.8 million for the year ended December 31, 2022, as compared to 2021. The decrease was primarily attributable to the following:

●	An adverse change in the fair value of derivative liability of approximately $5.1 million due to the embedded derivative associated with the placement and investor warrants, and NextPlat Convertible Note;
●	Increase in (loss) gain from debt extinguishment of approximately $0.1 million due to the decrease from the forgiveness of the Paycheck Protection Program (“PPP”) loans in the amount of approximately $0.8 million in 2021 and non-recurring in 2022, a reduction in the Iliad Research and Chicago Venture Partners notes from the excess sales of converted common stock in the amount of approximately $0.1 million, an increase in fees associated with the extension of the maturity date of the Iliad Research note in the amount of approximately $0.2 million, and an increase in debt extinguishment due to modification of the Iliad Research note in the amount of approximately $1.0 million;
●	Decrease in interest expense in the amount of approximately $0.6 million;
●	Increase in grant revenue associated with employee retention credit in the amount of approximately $2.1 million;
●	Increase in costs associated with the abandoned offering in the amount of approximately $0.6 million;
●	Increase in costs associated with the day one loss on issuance of units of approximately $1.0 million and debt modification of approximately $0.5 million.
●	Increase in other finance cost associated with the Iliad Research note in the amount of approximately $148,000.

Net (Loss) Income

We had a net loss of approximately $5.9 million for the year ended December 31, 2022, compared to a net income of $0.2 million for 2021. As discussed above, the increase in net loss is primarily attributable to non-operating items such as grant revenue and interest expense, offset by other financing costs, non-cash stock-based compensation, abandoned offering costs, loss from the adverse change in the fair value of the derivative liability, and day one losses on issuance of units and debt modification.

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

The table below presents a reconciliation of the most directly comparable U.S. GAAP measure, net (loss) income attributable to us, to Adjusted EBITDA for the periods indicated below:

	For the Years Ended December 31,
	2022	2021
Net (loss) income	$(5,903,898)	$217,993
Interest expense	797,715	1,395,617
Change in fair value of derivative liability	3,322,500	(1,821,100)
Income tax expense	866	—
Depreciation and amortization expense	209,488	374,518
Consolidated Adjusted EBITDA	$(1,573,329)	$167,028

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows:

	For the Years Ended December 31,
	2022	2021
Net change in cash from:
Operating activities	$669,402	$(757,930)
Investing activities	(184,320)	(123,317)
Financing activities	4,845,686	192,659
	5,330,768	(688,587)
Cash at end of year	$6,742,876	$1,412,108

Net cash provided by operating activities totaled approximately $0.7 million and a use of cash of approximately $0.8 million during for the year ended December 31, 2022 and 2021, respectively. The operational cash flows were positively impacted by the overall change in working capital for the year ended December 31, 2022 when compared to the same period in 2021, and the increase was mainly attributable to the increase in pharmacy and 340B revenues for the year ended December 31, 2022 when compared to the same period in 2021, increase in grant revenue, and an increase in accounts payable due to timing of vendor payments towards the end of 2021 compared to the same period in 2022.

Net cash used in investing activities was approximately $0.2 million for the year ended December 31, 2022, compared to approximately $0.1 million for the same period in 2021. The cash outflow in 2022 was mainly attributable to the purchase of new delivery vehicles and by payments made in developing internal use software, offset by proceeds from disposal of vehicles. The cash outflow in 2021 was attributable to the completion of the construction at 400 Ansin Blvd.

Net cash provided by financing activities was approximately $4.8 million for the year ended December 31, 2022, compared to approximately $0.2 million for the same period in 2021. In September 2022 approximately $5.4 million net proceeds were received from issuing preferred stock in a capital raise from NextPlat Corp., which was offset by payments for debt discount and issuance costs as a result of debt modification of the Iliad Research note and entering into a new debt agreement with NextPlat investors. During 2021, approximately $0.4 million in loan proceeds were received from the U.S. CARES Act compared to no loan proceeds received during the same period in 2022.

Liquidity and Capital Resources

We have an accumulated deficit of approximately $15.0 million and $8.5 million for the years ended December 31, 2022 and 2021, respectively. We have spent, and expect to continue to spend, additional amounts in connection with implementing our business strategy.

The Company has sustained recurring operating losses and negative cash flows from operations over the past years. For the year ended December 31, 2022, we had a net loss of approximately $5.9 million, a loss from operations of approximately $2.6 million, and net cash provided by operating activities of approximately $0.7 million. The Company’s cash position was approximately $6.7 million as of December 31, 2022. The Company expects to continue to incur net losses for at least the next 12 months.

On August 30, 2022, the Company entered into a Debt Modification Agreement (“the Modification Agreement”) with a group of investors led by NextPlat Corporation (the “NextPlat investors”) wherein the terms were modified for the existing Secured Convertible Promissory Note held by Iliad Research and Trading, L.P. (“the Note”) and sold to the NextPlat investors. The NextPlat investors purchased the Iliad Note as part of a Confidential Note Purchase and Release Agreement (“the NPA”) between Iliad Research and Trading L.P. and the NextPlat investors. As of the date of the SPA, the aggregate amount of principal and interest outstanding was approximately $2.8 million. As part of the Modification Agreement, the NextPlat investors agreed to modify the following terms of the Note as follows:

1.	The Maturity Date was extended to August 31, 2027.
2.	The Outstanding Balance shall bear interest at the simple annual rate of five percent (5%) per annum.
3.	The Company is prohibited from prepaying the Note.
4.	The Conversion Price for the Note was modified to a fixed price of $4.00 per share of common stock.
5.	The Note shall provide for mandatory conversion upon the later to occur of (a) the completion of the Company’s reverse stock split, and (b) the listing of the Company’s common stock on a national exchange, including the Nasdaq Capital Market, the Nasdaq Global Market, or the New York Stock Exchange.

The Company also entered into a Private Placement Transaction wherein the Company raised approximately $6.0 million in gross proceeds from the sale of Series B Convertible Preferred Stock (see Note 5 in the Notes to our Consolidated Financial Statements).

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

Related Party Transactions

During the year ended December 31, 2021, the Company had a consulting arrangement with Spark Financial Consulting (“Spark”), which is a consulting company owned by an employee of the Company. Spark provides business development services including but not limited to recruiting, targeting and evaluation of potential mergers and acquisitions, finding third party contractors and assisting with related negotiations in exchange for a monthly fee of $16,000 in 2021. Additionally, Spark may be entitled to additional fees for additional consulting services. During the year ended December 31, 2021, the Company paid Spark $118,769. The agreement was terminated during the third quarter of 2021.

The Company had an employment agreement with a certain pharmacist, Head of the Compounding Department, who is the first paternal cousin to an employee of the Company. In consideration for duties performed, including but not limited to, marketing, patient consultation, formulary development, patient and physician education, training, recruitment, sales management, as well as pharmacist responsibilities, the Company agreed to provide monthly compensation of $15,000 or $10,000 plus 5% commission on monthly gross profits generated by the Compounding Department, whichever is greater. During the year ended December 31, 2021, payments to the pharmacist were $63,495. The employment agreement was terminated during the third quarter of 2021.

On August 30, 2022, NextPlat, Charles M. Fernandez, Rodney Barreto, and certain other purchasers purchased from Iliad Research a Secured Convertible Promissory Note, dated March 6, 2019, made by the Company to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.8 million. The aggregate purchase price paid to Iliad for the Note was $2.3 million of which NextPlat contributed $1.0 million and Messrs. Fernandez and Barreto contributed $400,000 each (the “Note Purchase”). In connection with the Note Purchase, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note entered into a Debt Modification Agreement with the Company. In consideration of the concessions in the Debt Modification Agreement, the Company issued 105,000 shares of its common stock to the purchasers of the Note, of which NextPlat, Messrs. Fernandez and Barreto, received 45,653, 18,261, and 18,261 shares, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Consistent with the rules applicable to “Smaller Reporting Companies” we have omitted information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report beginning on page F-2.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 7, 2023, the Company was advised by Daszkal Bolton, LLP (“Daszkal”), the Company’s independent registered public accounting firm, that Daszkal completed a business combination agreement with CohnReznick LLP (“CohnReznick”). As a result of this transaction, Daszkal will resign as the Company’s independent registered public accounting firm following the filing of our Annual Report on Form 10-K. The Company’s current Daszkal audit team is now part of CohnReznick and the Company expects it will likely engage CohnReznick to serve as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023.

Daszkal’s reports on the Company’s financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2022, and 2021, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Daszkal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Daszkal’s satisfaction, would have caused Daszkal to make reference thereto in its reports on the financial statements for such years; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Inherent Limitations on Controls. Management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

(c) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our internal control over financial reporting is a process designed with the participation of our principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2022, our internal control over financial reporting is effective under those criteria.

(d) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the names of our directors and executive officer employees and their ages, positions, and biographical information as of December 31, 2022. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Our directors will hold office until our next annual meeting of shareholders, or until their earlier resignation or removal.

Name & Address	Age	Date First Elected or Appointed	Position(s)
Charles M. Fernandez	61	September 13, 2022	Chairman of the Board of Directors and Chief Executive Officer
Cecile Munnik	45	October 15, 2020	Chief Financial Officer
Birute Norkute	41	January 3, 2020	Chief Operating Officer
Rodney Barreto	65	September 13, 2022	Vice-Chairman of the Board of Directors
Jervis Bennet Hough	46	August 1, 2017	Director
Pedro Rodriguez, M.D.	74	October 7, 2022	Director
Joseph Ziegler	49	December 9, 2021	Director

Background of Directors and Executive Officers

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Charles M. Fernandez, Chairman of the Board and Chief Executive Officer. Mr. Fernandez has served as the Chairman of the Board since September 2022 and has served as our Chief Executive Officer since November 2022. Mr. Fernandez has over 30 years’ experience in identifying profitable start-up and dislocation opportunities, building significant value, and executing exit strategies as an entrepreneur and global investor. In 2008, Charles M. Fernandez joined Fairholme Capital Management. As President, he co-managed all three Fairholme funds, and was commended for bringing in a $2.0 billion gain for shareholders. Throughout his impressive career in Media, Pharmaceuticals, Healthcare, Finance and Technology, he has participated in more than 100 significant mergers, acquisitions, and product development projects. Mr. Fernandez was the founder, Chairman, and CEO of eApeiron Solutions, LLC, a brand protection and e-commerce company in partnership with Alibaba and Eastman Kodak which was successfully sold to Smartrac, leading developer, manufacturer, and supplier of RFID and Internet of Things (“IoT”) solutions, a unit of Avery Dennison Corporation.

Cecile Munnik, Chief Financial Officer. Ms. Munnik has served as our Chief Financial Officer since October 2020. She has over fifteen years of accounting and finance experience. She has served in finance and accounting leadership positions for companies and business units with annual revenues ranging from $100M to $3B, and demonstrated expertise in US GAAP, SEC Reporting (10-K, 10-Q), Sarbanes-Oxley, Public Accounting, Mergers & Acquisitions, Internal Controls/Process Efficiencies, ERPs, and Strategy Planning for private and public entities. Prior to joining Progressive Care, she has held several senior management positions. Ms. Munnik served as Director of Asset Management at Unified Women’s Healthcare, a single-specialty management services organization to support Ob-Gyn practices from November 2018 through April 2020. She joined The Service Companies as Director of Finance in May 2017 through October 2018. Prior to The Service Companies, she worked at Lennox International for eleven years. She joined Lennox in June 2006 as Sr. Internal Auditor and left in May 2017 as Manager of Financial Planning and Analysis. Ms. Munnik has a bachelor’s degree in accounting from the University of Pretoria (South Africa) and is a Certified Public Accountant (CPA) and Chartered Accountant (CA). She serves on the board of Damascus Road Partners, which is a group of social enterprise investors who invest charitable capital to sustainably address human suffering.

Birute Norkute, Chief Operating Officer. Mrs. Norkute has served as our Chief Operating Officer since January 2020. Mrs. Norkute was appointed as a director in December 2021 and resigned as a director in September 2022 continuing to serve as Chief Operating Officer. Mrs. Norkute has over fifteen years of experience in the healthcare industry, working in medical equipment, compliance, and operations management. She started her career with Pharmco in 2008 to establish the durable medical equipment department. Through strong performance and fostering organic growth in her department, she earned her path into the pharmacy operations in 2013 where she played a vital part in their growth overseeing the compliance, credentialing, licensing, and integration of Pharmco’s two acquisitions in 2018 and 2019. She was promoted to COO in January 2020. Before ascending to her current role as COO, Mrs. Norkute controlled budgetary compliance for Pharmco locations leading to efficiencies that were often superior to those of automated systems. She also has strong experience managing the Company’s IT infrastructure to ensure current protocols are in place for HIPAA compliance and technological efficiency. Mrs. Norkute graduated from Kaunas University of Technology in 2003 with a bachelor’s degree in Business Administration. Her expertise lies in the healthcare industry, insurance relations, and compliance.

Rodney Barreto, Director. Mr. Barreto was appointed as the Vice-Chairman of the Board in September 2022. Mr. Barreto is President and CEO of the Barreto Group and of Barreto Hospitality since their founding. The Barreto Group, which was founded in 1988, is a diversified company specializing in corporate and public affairs consulting, real estate investment, and development. Barreto Hospitality, which was founded in 2020, is the food, beverage, and hospitality arm of the Company boasting a wide array of dining and entertainment venues across South Florida. Mr. Barreto is also the founding partner of Floridian Partners, LLC. Floridian Partners LLC, which was founded in 2000, is a consulting firm that develops and manages effective corporate and public affairs strategies designed to achieve specific business results. Mr. Barreto has also served as the CEO of Barreto Capital, LLC, a private money lender, since November 2018. Mr. Barreto has chaired the Super Bowl Host Committee a record three (3) times, in the years 2007, 2010 and 2020. Mr. Barreto was appointed to serve as a director of the Company based on his significant leadership and entrepreneurial experience.

Jervis Bennet Hough, Director. Mr. Hough has served as a Director since August 2017. Mr. Hough has worked in the capital markets and financial services industry in various compliance and management capacities. His regulatory background provides valuable perspective when assisting firms in the development and implementation of managerial plans and developing business. Mr. Hough currently serves at the nation’s oldest African-American Investment Banking Firm Blaylock Van, LLC as Chief Operations Officer and Chief Compliance Officer. Prior to Blaylock, Mr. Hough served as Chief Compliance Officer for IFS Securities, Inc from 2014 to 2018. Prior to 2014, Mr. Hough has also served in several executive positions at various companies including: President at Fund America Securities; CEO and COO at J&C Global Securities; and CEO and President at Capital & Credit International Inc. Having begun his career with the Financial Industry Regulatory Authority (FINRA), Mr. Hough has gone on to amass experience is various sectors of the industry including corporate investment and public finance. Mr. Hough holds a B.S. Degree in Economics and an M.S. Degree in Agricultural and Applied Economics from Clemson University. He has earned the Certified Securities Compliance Professional Certification from the National Society of Compliance Professionals. Mr. Hough holds the Series 7, 24, 53, 63, 79, and 99 licenses from FINRA (Financial Industrial Regulatory Authority). Mr. Hough is a Founding Board Member of the Georgia Crowdfunding Association and Past Board Member of the U.S.A. Jamaica Chamber of Commerce.

Pedro Rodriguez, M.D., Director. Dr. Rodriguez was appointed as a Director in October 2022. Dr. Rodriguez is a medical professional with over 40 years of experience in the psychiatry field. Currently, Dr. Rodriguez is the Chairman and Medical Director of the Department of Psychiatry at Mount Sinai Medical Center in Miami Beach, FL. Previously, Dr. Rodriguez was the Chairman and Medical Director of the Department of Psychiatry at Cedar’s Medical Center in Miami, FL from 1993-2003. Dr. Rodriguez is a Diplomat in the Specialty of Psychiatry in the American Board of Psychiatry and Neurology and is a member of the State of Florida Board of Medical Examiners. Dr. Rodriguez has been the recipient of numerous awards and recognized in the Miami community as one of the Community’s most eminent physicians. Dr. Rodriguez received his doctorate degree from the University of Salamanca School of Medicine and an MBA from the University of Miami Herbert Business School.

Joseph Ziegler, Director. Mr. Ziegler was appointed as a Director in December 2021. Mr. Ziegler is currently the Chief Financial Officer of DAS Health, a private equity owned provider of IT Services to healthcare providers. Mr. Ziegler previously served as CFO for Encompass Onsite, where he led a team through a period of rapid growth driven by acquisitions and new customer onboarding while improving the financial infrastructure of the business. Prior to joining Encompass, he held multiple roles as a CFO in the healthcare industry, including Private Equity backed specialty pharmacy Biomatrix, successfully driving top line growth from $60 million to $500 million during his tenure with the company. Prior to serving as CFO of Biomatrix, Mr. Ziegler served as CFO of Novis Pharmaceuticals, driving the company’s growth from $60 million to $200 million during his tenure and led the company’s sales process to strategic acquirer Cardinal Health. He graduated from Florida Atlantic University with an MBA following a BS in finance. Mr. Ziegler was appointed to the Board because of his deep knowledge in healthcare, finance and accounting with strong regulatory oversight.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Delinquent Section 16(a) Reports

Based solely upon a review of reports on Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Exchange Act, and written representations from the Section 16 officers and directors that no other reports were required, the Company reports that we believe all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock or similar reportable transactions which took place during the 2022 fiscal year were timely filed with the SEC.

Corporate Governance Principles and Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics that is applicable to the Company and to all our directors and officers and persons performing similar functions, including our principal executive officer and principal financial officer. A copy of the Company’s Code of Ethics may be obtained on our website at www.progressivecareus.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K.

Board Committees

Pursuant to our bylaws, our Board may establish one or more committees of the Board however designated, and delegate to any such committee the full power of the Board, to the fullest extent permitted by law.

Our Board has established three separately designated standing committees to assist the Board in discharging its responsibilities: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The charters for our Board committees set forth the scope of the responsibilities of that committee. The Board will assess the effectiveness and contribution of each committee on an annual basis.

Nominating and
Corporate Governance
Name	Independent	Audit Committee	Compensation Committee	Committee
Charles M. Fernandez (1)
Rodney Barreto (2)	X
Jervis Bennet Hough	X	C	M	M
Pedro Rodriguez, M.D.	X	M
Joseph Ziegler	X	M	M	M

C – Chairman of Committee

M – Member

(1) Chairman of Board of Directors

(2) Vice-Chairman of Board of Directors

Audit Committee

The current members of the Audit Committee are Messrs. Hough, Rodriguez, and Ziegler, each of whom qualifies as an “independent” director in accordance with the listing requirements of Nasdaq and the SEC. The Board has determined that Mr. Hough is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K and is the Chairman of the Audit Committee. The Audit Committee is primarily responsible for, but not limited to, selecting, compensating, overseeing, and terminating the selection of the Company’s independent registered public accounting firm.

Compensation Committee

The current members of the Compensation Committee are Messrs. Hough and Ziegler, each of whom qualifies as an “independent” director in accordance with the listing requirements of Nasdaq. The Compensation Committee is primarily responsible for, but not limited to, reviewing and approving compensation of the Company’s executive officers and board of directors.

Nominating and Corporate Governance Committee

The current members of the Nominating and Corporate Governance Committee are Messrs. Hough and Ziegler, each of whom qualifies as an “independent” director in accordance with the listing requirements of Nasdaq. The Nominating Committee is responsible for identifying individuals qualified to become members of the Board or any committee thereof; recommending nominees for election as directors at each annual stockholder meeting; recommending candidates to fill any vacancies on the Board or any committee thereof; and overseeing the evaluation of the Board.

Legal Proceedings

In July 2016, Jervis Hough entered into a letter of acceptance, waiver and consent (No. 2015046056404) with the Financial Industry Regulatory Authority (“FINRA”) with respect to alleged violations of NASDQ Rule 3010 and FINRA Rule 2010 relating to insufficient due diligence conducted in a private placement. Mr. Hough was fined $5,000 and given a 15-business day suspension from associating with any FINRA registered firm in a principal capacity.

Except as set forth above, during the past ten years, none of our officers, directors, or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation earned by or paid to our executive officers for services provided for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)		Options Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Charles M. Fernandez (4)	2022	—	—	123,043	(5)	321,683	(6)	—	—	7,000	(7)	451,726
Chairman of the Board of Directors and Chief Executive Officer	2021	—	—	—		—		—	—	—		—
Alan Jay Weisberg (8)	2022	91,462	—	380,000		—		—	—	112,700	(9)	584,162
Former Co-Vice Chairman of the Board of Directors, Chief Executive Officer	2021	100,000	7,000	50,000		—		—	—	—		157,000
Shital Parikh Mars (10)	2022	—	—	—		—		—	—	—		—
Former Chief Executive Officer	2021	—	—	—		—		—	—	78,000		78,000
Cecile Munnik	2022	180,000	45,100	—		160,357	(11)	—	—	6,000	(12)	391,457
Chief Financial Officer	2021	164,000	12,300	—		—		—	—	—		176,300
Birute Norkute	2022	125,000	10,300	160,000		—		—	—	20,900	(13)	316,200
Chief Operating Officer	2021	115,000	10,500	—		—		—	—	—		125,500

(1)	Includes amounts paid and/or accrued.
(2)	Stock awards are fully vested at grant and the amounts shown represent the aggregate grant date fair value calculated in accordance with FASB ASC 718.
(3)	Amounts shown represent the fair market value of awards and do not necessarily correspond to the actual values that may be realized.
(4)	Mr. Fernandez joined the Company as CEO on November 11, 2022.
(5)	Includes 18,261 shares issued pursuant to the Debt Modification Agreement, see Note 4 included in the Notes to our Consolidated Financial Statements.
(6)	Includes 62,881 unexercised stock options issued pursuant to a Stock Option Agreement.
(7)	Fees paid to Mr. Fernandez as Chairman of the Board of Directors.
(8)	Mr. Weisberg resigned on November 11, 2022. Mr. Weisberg did not hold any unexercised options, unvested stock or other contingent equity awards as of December 31, 2022.
(9)	Includes $100,00 severance to be paid over 12 months commencing November 12, 2022, $3,000 fees paid to Mr. Weisberg during his time as Chairman of the Board of Directors and $9,700 for health benefits.
(10)	Ms. Mars resigned on August 13, 2020. Ms. Mars did not hold any unexercised options, unvested stock or other contingent equity awards as of December 31, 2022 or 2021.
(11)	Includes 25,000 unexercised stock options issued pursuant to an Amended Employment Agreement.
(12)	Includes $5,400 for health benefits and $600 for travel allowance.
(13)	Includes $2,600 fees paid to Mrs. Norkute during her time as a director and $18,300 for health benefits. Mrs. Norkute resigned from the Board of Directors on September 12, 2022.

Compensation Components

Salary. We compensate our executive officers for their service by payment of salary, which is set in each of the named executive officer’s employment agreement discussed below.

Discretionary Bonuses. Our board of directors has the authority and discretion to award performance-based compensation to our executives if it determined that a particular executive has exceeded his or her objectives and goals or made a unique contribution to us during the year, or other circumstances warrant.

Stock Awards. Stock awards are determined by the board of directors based on numerous factors, some of which include responsibilities incumbent with the role of each executive and tenure with us.

Employment Agreements

Employment Agreement by and between Alan Jay Weisberg and the Company

We entered into an executive employment agreement with Mr. Weisberg on October 15, 2020 which was amended on July 19, 2021 and amended and restated on November 22, 2021 pursuant to which Mr. Weisberg served as the Chief Executive Officer of the Company. The initial term of the employment agreement was for three years and would automatically renew for successive one-year periods unless either the Company or Mr. Weisberg provide the other party with written notice of non-renewal at least 60 days before the end of each term. We agreed to pay Mr. Weisberg a base annual salary of $100,000. Mr. Weisberg will receive options to purchase up to 70,000 shares upon a qualified offering pursuant to the provisions of an option agreement and up to 75,000 restricted stock units (“RSUs”) pursuant to the provisions of a RSU agreement. The employment agreement contained covenants restricting Mr. Weisberg’s ability to compete with us, and to solicit our customers or employees, for a period of 12 months following termination of his employment, as well as covenants with respect to the protection of our confidential information. The employment agreement also required us to indemnify Mr. Weisberg against certain claims made against him arising from services he provided us in good faith. The employment agreement provided for severance pay in certain circumstances consisting of 12 months of continued payment of base salary on a bi-weekly basis and payment of health insurance premiums for up to 12 months.

On October 7, 2022, the Board approved the acceleration of vesting for certain RSUs previously awarded to Mr. Weisberg. Pursuant to the Amendment to Amended and Restated Employment Agreement, 75,000 RSUs vested and were awarded to Mr. Weisberg as of the date of Amendment to Amended and Restated Employment Agreement.

Effective November 11, 2022, Mr. Weisberg resigned as CEO and Co-Vice Chairman of the Board of the Company.

Employment Agreement by and between Cecile Munnik and the Company

We entered into an executive employment agreement with Ms. Munnik October 15, 2020 which was amended and restated on November 22, 2021 pursuant to which Ms. Munnik will serve as the Chief Financial Officer of the Company. The initial term of the employment agreement is three years and shall automatically renew for successive one-year periods unless either the Company or Ms. Munnik provide the other party with written notice of non-renewal at least 60 days before the end of each term. We agreed to pay Ms. Munnik a base annual salary of $180,000. Ms. Munnik will receive options to purchase up to 25,000 shares upon a qualified offering pursuant to the provisions of an option agreement and is eligible for a cash incentive bonus in an amount to be approved by the Board. Should the current offering be completed, it will be considered a qualified offering pursuant to the terms of the employment agreement. The employment agreement contains covenants restricting Ms. Munnik’s ability to compete with us, and to solicit our customers or employees, for a period of 12 months following termination of her employment, as well as covenants with respect to the protection of our confidential information. The employment agreement also requires us to indemnify Ms. Munnik against certain claims made against her arising from services she provides us in good faith. The employment agreement provides for severance pay in certain circumstances consisting of six months of continued payment of base salary on a bi-weekly basis and payment of health insurance premiums for up to six months. To be eligible for severance payments, Ms. Munnik must have entered into a full and complete general release of any and all claims against the Company and related persons and entities.

In November 2022, the Board approved an amendment to the Amended and Restated Employment Agreement between the Company and Ms. Munnik, pursuant to which, the Company agreed that Ms. Munnik may provide up to approximately 30% of her time on a weekly basis to provide services to NextPlat and receive compensation from NextPlat. Ms. Munnik will continue to serve the Company faithfully and to the best of her ability and shall devote her full time, attention, and energies to the business of the Company during customary business hours. Ms. Munnik shall receive a bonus in the amount of $30,000 immediately and receive options to purchase 25,000 shares under the Stock Option Award Agreement (“Options”). The Options vested immediately.

Employment Agreement by and between Birute Norkute and the Company

We entered into an executive employment agreement with Mrs. Norkute on January 3, 2020 which was amended and restated on November 22, 2021 pursuant to which Mrs. Norkute will serve as the Chief Operating Officer of the Company. The initial term of the employment agreement is for three years and shall automatically renew for successive one-year periods unless either the Company or Mrs. Norkute provide the other party with written notice of non-renewal at least 60 days before the end of each term. We agreed to pay Mrs. Norkute a base annual salary of $125,000. Mrs. Norkute will receive options to purchase up to 25,000 shares upon a qualified offering pursuant to the provisions of an option agreement and up to 25,000 RSUs pursuant to the provisions of a RSU agreement. The Board will review the base salary for annual increases after the conclusion of the initial term, and bonuses will be determined by the Board based upon corporate profitability and cash flow. Mrs. Norkute’s employment agreement contains covenants restricting her ability to compete with us in the United States, and to solicit our customers or employees, for a period of two years following her termination of employment, as well as covenants with respect to the protection of our confidential information. The employment agreement also requires us to indemnify Mrs. Norkute against certain claims made against her arising from services she provides us in good faith. The employment agreement provides for severance pay in certain circumstances consisting of six months of continued payment of base salary on a bi-weekly basis and payment of health insurance premiums for up to six months. To be eligible for severance payments, Mrs. Norkute must have entered into a full and complete general release of any and all claims against the Company and related persons and entities.

On October 7, 2022, the Board approved the acceleration of vesting for certain RSUs previously awarded to Mrs. Norkute. Pursuant to the Amendment to Amended and Restated Employment Agreement, 25,000 RSUs vested and were awarded to Mrs. Norkute as of the date of Amendment to Amended and Restated Employment Agreement.

Outstanding Equity Awards

The following table sets forth information concerning the outstanding option awards at December 31, 2022 by our executive officers:

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Charles M. Fernandez	62,881	—	94,322	$4.40	09/13/2032
Cecile Munnik	25,000	—	—	$5.80	11/22/2031

Compensation of Directors

The table below summarizes all compensation of our non-employee directors for our last completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rodney Barreto	$7,000	$50,000	$160,841	(2)	$—	$—	$—	$57,000
Jervis Bennet Hough	$9,600	$50,000	$—		$—	$—	$—	$59,600
Pedro Rodriguez, M.D.	$6,000	$50,000	$—		$—	$—	$—	$56,000
Joseph Ziegler	$9,600	$50,000	$—		$—	$—	$—	$59,600
Oleg Frier (3)	$2,600	$50,000	$—		$—	$—	$—	$52,600

(1)	Stock awards are reported at aggregate grant date fair value in the year granted, as computed in accordance with FASB ASC Topic 718. Grant date fair value for restricted stock units is determined based on the number of shares granted multiplied by the market price of the Company’s common stock. See Note 3. “Summary of Significant Accounting Policies” in Item 8, “Financial Statements and Supplementary Data.”
(2)	Includes 31,441 unexercised stock options issued pursuant to a Stock Option Agreement.
(3)	Mr. Frier resigned September 12, 2022.

Stock options: Incentive stock options and nonstatutory stock options are granted under stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for stock options, within the terms and conditions of the Incentive Stock Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the Incentive Stock Plan vest based on vesting criteria specified in the stock option agreement as determined by the plan administrator.

Restricted stock unit awards: RSUs are granted under restricted stock unit award agreements adopted by the plan administrator. An RSU may be settled by cash, delivery of stock or a combination of cash and stock as deemed appropriate by the plan administrator. Additionally, dividend equivalents may be credited in respect of shares covered by an RSU. RSUs granted under the Incentive Stock Plan vest based on vesting criteria specified in the restricted stock unit award agreement as determined by the plan administrator.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2023, the number of and percent of the Company’s common stock beneficially owned by: (i) each of our directors; (ii) each of our named executive officers; (iii) our directors and executive officers as a group, without naming them; and (iv) persons or groups known by us to own beneficially 5% or more of our voting securities.

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 28, 2023, upon the exercise of options, warrants or other convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that convertible securities that are held by that beneficial owner, but not those held by any other person, and which are exercisable within 60 days of March 28, 2023, have been exercised and converted. Unless specified below, the address for each of the individuals below is 400 Ansin Blvd, Suite A, Hallandale Beach, Florida 33009.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class	Series B Preferred Stock Owned Beneficially	Percent of Class
Directors and Named Officers:
Charles M. Fernandez, Chairman of the Board of Directors and Chief Executive Officer (1)	213,849	2.8%	—	—
Rodney Barreto, Vice Chairman of the Board of Directors (2)	182,408	2.4%	—	—
Birute Norkute, Chief Operating Officer	40,563	*%	—	—
Cecile Munnik, Chief Financial Officer (3)	30,000	*%	—	—
Jervis Bennett Hough, Director	18,646	*%	—	—
Joseph Ziegler, Director	8,929	*%	—	—
Pedro Rodriguez, M.D., Director	5,556	*%	—	—
All directors and officers as a group (7 persons)	499,951	6.6%	—	—
Greater than 5% Stockholders:
NextPlat Corp. (4) 3250 Mary St., Suite 410, Coconut Grove, FL 33133	3,349,010	44.3%	3,000	100%
Dawson James Securities, Inc. (5) 1515 N. Federal Hwy., Suite 300, Boca Raton, FL 33432	380,500	5.0%	—	—

*Less than 1% of our outstanding common stock.

(1)	Includes (i) 121,343 shares of our common stock underlying a $400,000 principal amount convertible promissory note and (ii) vested stock options to acquire 62,881 shares of common stock. Also includes shares of our common stock issued to eAperion Partners, LLC, of which Mr. Fernandez is the owner.
(2)	Includes (i) 121,343 shares of our common stock underlying a $400,000 principal amount convertible promissory note and (ii) vested stock options to acquire 31,441 shares of common stock.
(3)	Includes vested stock options to acquire 25,000 shares of common stock.
(4)	Includes (i) 303,358 shares of our common stock underlying a $1.0 million principal amount convertible promissory note, (ii) 3000 convertible Series B Preferred Stock convertible into 1,500,000 shares of our common stock underlying a warrant, and (iii) 3000 convertible Series B Preferred Stock convertible into 1,500,000 shares of our common stock.
(5)	Includes 380,500 shares of our common stock underlying a warrant.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table outlines our Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2020 Incentive Plan	40,000	$5.80	331,350

Equity compensation plans not approved by security holders:
Equity compensation issued pursuant to individual compensation arrangements	282,965	$4.40	—
Total	322,965	$4.57	331,350

The 2020 Incentive Plan (the “2020 Plan”) was adopted in November 2020. Under this 2020 Plan, a total of 375,000 shares were authorized for stock-based compensation available in the form of either RSUs or stock options. As of December 31, 2022, under the 2020 Plan, there were 40,000 stock options outstanding, and the Company has granted 3,650 RSUs and has 331,350 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to the executive officer and director compensation arrangements discussed in Item 11. Executive Compensation, the following describes transactions since January 1, 2021, to which the Company has been a participant, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of total assets at year-end for the last two completed fiscal years and in which any of the Company’s directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

On August 30, 2022, NextPlat, Charles M. Fernandez, Rodney Barreto, and certain other purchasers purchased from Iliad Research a Secured Convertible Promissory Note, dated March 6, 2019, made by the Company to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.8 million. The aggregate purchase price paid to Iliad for the Note was $2.3 million of which NextPlat contributed $1.0 million and Messrs. Fernandez and Barreto contributed $400,000 each (the “Note Purchase”). In connection with the Note Purchase, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note entered into a Debt Modification Agreement with the Company. In consideration of the concessions in the Debt Modification Agreement, the Company issued 105,000 shares of its common stock to the purchasers of the Note, of which NextPlat, Messrs. Fernandez and Barreto, received 45,653, 18,261, and 18,261 shares, respectively.

Policies and Procedures for Transactions with Related Persons

Our CEO and CFO are responsible for reviewing and assessing the relevance of proposed relationships and transactions with related parties and ratify agreements for execution on our behalf. We do not currently have a formal policy with respect to approval of transactions with related persons but intend on adopting one in the future.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended December 31, 2022 and 2021, Daszkal Bolton LLP was the Company’s independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firm:

Daszkal Bolton LLP	2022	2021
Audit fees (1)	$115,500	$118,897
Audit-related fees (2)	13,000	—
Tax fees	—	—
Other fees (3)	12,803	13,000
Total fees	$141,303	$131,897

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)	Audit-related fees consisted of fees billed for services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit fees. These services include accounting consultations concerning financial accounting.
(3)	Other fees consisted of fees for review of the Company’s registration statement on Form S-1.

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, and other services to be provided by Daszkal Bolton LLP. The policy requires that the Audit Committee pre-approve the audit and permissible non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management. All services described in the table above were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1.

(a) (2) Financial Statement Schedules

Schedule II, Valuation Accounts, is submitted as a separate section of this report starting on page F-24.

All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material or because the required information is included in the Financial Statements and Notes thereto.

(a) (3),(b) and (c):Exhibits: The response to this portion of Item 15 is submitted below.

EXHIBITS

3.1	Progressive Training Inc, Certificate of Incorporation, dated October 31, 2006 (Incorporated by reference to Exhibit 3.1 to Form 10-SB filed on June 13, 2007).
3.2	Progressive Care Inc., Certificate of Ownership and Merger of Progressive Care Inc. into Progressive Training, Inc. dated November 23, 2010 (Incorporated by reference to Exhibit 3.2 to Form DRS S-1 filed on November 9, 2020).
3.3	Certificate of Amendment of Certificate of Incorporation dated July 3, 2014 (Incorporated by reference to Exhibit 3.3 to Form DRS S-1 filed on November 9, 2020).
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock dated December 18, 2014 (Incorporated by reference to Exhibit 3.4 to Form DRS S-1 filed on November 9, 2020).
3.5*	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock dated September 1, 2022.
3.6	Certificate of Amendment to the Certificate of Incorporation dated February 26, 2015 (Incorporated by reference to Exhibit 3.5 to Form DRS S-1 filed on November 9, 2020).
3.7	Certificate of Amendment to Certificate of Incorporation dated September 23, 2019 (Incorporated by reference to Exhibit 3.6 to Form DRS S-1 filed on November 9, 2020).
3.8	Certificate of Correction dated September 26, 2019 (Incorporated by reference to Exhibit 3.7 to Form DRS S-1 filed on November 9, 2020).
3.9	Progressive Care Inc., Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.8 to Form DRS S-1 filed on November 9, 2020).
3.10	Standstill Agreement by and among the Company, Iliad Research and Trading, L.P., dated May 13, 2022 (Incorporated by reference to Exhibit 3.9 to Form 10-Q filed on May 16, 2022).
4.1	Promissory Note between Regions Bank and Pharmco, LLC, 400 Ansin Blvd., Hallandale Beach, FL, dated as of December 14, 2018 (Incorporated by reference to Exhibit 4.1 to Form DRS S-1 filed on November 9, 2020).
4.2	Promissory Note between 400 Ansin LLC and Company, 400 Ansin Blvd., Hallandale Beach, FL, dated as of December 14, 2018 (Incorporated by reference to Exhibit 4.2 to Form DRS S-1 filed on November 9, 2020).
4.3	Secured Convertible Promissory Note between Chicago Venture Partners, L.P. and the Company, dated as of January 2, 2019 (Incorporated by reference to Exhibit 4.3 to Form DRS S-1 filed on November 9, 2020).
4.4	Secured Convertible Promissory Note between Iliad Research and Trading, L.P. and Company dated as of March 6, 2019 (Incorporated by reference to Exhibit 4.4 to Form DRS S-1 filed on November 9, 2020).
4.7*	Description of Securities
10.1+	Director Agreement between Jervis Hough and Progressive Care Inc., dated as of August 1, 2017 (Incorporated by reference to Exhibit 10.1 to Form DRS S-1 filed on November 9, 2020).
10.2+	Director Agreement between Oleg Firer and Progressive Care Inc., dated as of September 20, 2017 (Incorporated by reference to Exhibit 10.2 to Form DRS S-1 filed on November 9, 2020).
10.3+	Executive Employment Agreement by and between Alan Jay Weisberg and the Company, dated as of October 15, 2020 (Incorporated by reference to Exhibit 10.3 to Form DRS S-1 filed on November 9, 2020).
10.4+	Executive Employment Agreement by and between Cecile Munnik and the Company, dated as of October 15, 2020 (Incorporated by reference to Exhibit 10.4 to Form DRS S-1 filed on November 9, 2020).
10.5+	Executive Employment Agreement by and between Birute Norkute and the Company, dated as of January 3, 2020 (Incorporated by reference to Exhibit 10.5 to Form DRS S-1 filed on November 9, 2020).
10.6	Membership Interest Purchase Agreement – Touchpoint RX, LLC dated as of March 30, 2018 (Incorporated by reference to Exhibit 10.6 to Form DRS S-1 filed on November 9, 2020).
10.7	Consulting Agreement by and between the Company and Spark Financial Consulting, Inc. dated July 1, 2019 (Incorporated by reference to Exhibit 10.7 to Form DRS S-1 filed on November 9, 2020).
10.8	Membership Interest Exchange Agreement, dated January 5, 2015 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2015).
10.9+	Incentive Stock Plan (Incorporated by reference to Exhibit 10.9 to Form S-1 filed on October 12, 2021).
10.10+	Amended and Restated Executive Employment Agreement by and between Alan Jay Weisberg and the Company, dated as of November 22, 2021 (Incorporated by reference to Exhibit 10.10 to Form 10-12G filed on February 9, 2022).
10.11+	Amended and Restated Executive Employment Agreement by and between Cecile Munnik and the Company, dated as of November 22, 2021 (Incorporated by reference to Exhibit 10.11 to Form 10-12G filed on February 9, 2022).
10.12+	Amended and Restated Executive Employment Agreement by and between Birute Norkute and the Company, dated as of November 22, 2021 (Incorporated by reference to Exhibit 10.12 to Form 10-12G filed on February 9, 2022).
10.13+	Amended and Restated Employment Agreement by and between Armen Karapetyan and the Company, dated as of November 22, 2021 (Incorporated by reference to Exhibit 10.13 to Form 10-12G filed on February 9, 2022).
10.14+	Employment Agreement by and between Carlos Rangel and the Company, dated as of November 22, 2021 (Incorporated by reference to Exhibit 10.14 to Form 10-12G filed on February 9, 2022).
10.15+	Director Agreement between Alan Jay Weisberg and Progressive Care Inc., dated as of July 21, 2021 (Incorporated by reference to Exhibit 10.15 to Form 10-12G filed on February 9, 2022).
10.16	Share Exchange Agreement between the Company and Yelena Braslavskaya 2020 Gift Trust dated November 22, 2021 (Incorporated by reference to Exhibit 10.16 to Form 10-12G filed on February 9, 2022).
10.17	Settlement Agreement by and among the Company, Iliad Research and Chicago Ventures Partners, L.P. dated January 20, 2022 (Incorporated by reference to Exhibit 10.17 to Form 10-12G filed on February 9, 2022).
10.18+	Director Agreement between Birute Norkute and the Company dated as of December 9, 2021 (Incorporated by reference to Exhibit 10.18 to Form 10-12G filed on February 9, 2022).
10.19+	Director Agreement between Joseph Ziegler and the Company dated as of December 9, 2021 (Incorporated by reference to Exhibit 10.19 to Form10-12G filed on February 9, 2022).
10.20	Stock Purchase Agreement by and among certain sellers and Company dates as of March 8, 2019 (Incorporated by reference to Exhibit 10.20 to Form 10-12G/A filed on April 7, 2022).
10.21	Amendment to Stock Purchase Agreement by and among certain sellers and Company dated as of November 1, 2019 (Incorporated by reference to Exhibit 10.21 to Form 10-12G/A filed on April 7, 2022).
10.22	Securities Purchase Agreement dated August 30, 2022 by and between the Company and NextPlat (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 6, 2022).

10.23	Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 6, 2022).
10.24	Exchange Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 6, 2022).
10.25	Confidential Note Purchase and Release Agreement dated August 30, 2022 by and between the Company, NextPlat, Iliad Research and Trading L.P., Pharmco, LLC, Charles Fernandez, Rodney Barreto, Daniyel Erdberg and Sixth Borough Capital Fund, LP (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on September 6, 2022).
10.26	Placement Agency Agreement dated August 30, 2022 by and between the Company and Dawson James Securities (Incorporated by reference to Exhibit 10.6 to Form 8-K filed on September 6, 2022).
10.27	Form of Securities Purchase Agreement dated November 16, 2022 by and between the Company and NextPlat (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 18, 2022).
10.28	Form of Debenture (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 18, 2022).
10.29	Form of Security Agreement dated as of November 16, 2022 by Company, Touchpoint RX, LLC, Family Physicians RX, Inc., and ClearMetrX Inc. in favor of NextPlat Corp. (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 18, 2022).
10.30	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 18, 2022)
10.31+	Amendment to Amended and Restated Executive Employment Agreement by and between Alan Jay Weisberg and the Company, dated as of October 7, 2022 (Incorporated by reference to Exhibit 10.22 to Form 10-Q filed on November 14, 2022).
10.32+	Amendment to Amended and Restated Executive Employment Agreement by and between Birute Norkute and the Company, dated as of October 7, 2022 (Incorporated by reference to Exhibit 10.23 to Form 10-Q filed on November 14, 2022).
10.33+	Amendment to Amended and Restated Executive Employment Agreement by and between Cecile Munnik and the Company, dated as of November 14, 2022 (Incorporated by reference to Exhibit 10.24 to Form 10-Q filed on November 14, 2022).
10.34+	Stock Option Agreement by and between Rodney Barreto and the Company, dated as of September 13, 2022 (Incorporated by reference to Exhibit 10.25 to Form 10-Q filed on November 14, 2022).
10.35+	Stock Option Agreement by and between Charles M. Fernandez and the Company, dated as of October 7, 2022 (Incorporated by reference to Exhibit 10.26 to Form 10-Q filed on November 14, 2022).
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to Form S-1 filed on October 12, 2021).
21.1*	List of Subsidiaries of Progressive Care Inc.
24.1	Power of Attorney (set forth on the Signature Page of the Registration Statement) (Incorporated by reference to Exhibit 24.1 to Form DRS S-1 filed on November 9, 2020).
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Corporate Governance Principles (Incorporated by reference to Exhibit 99.1 to Form S-1 filed on October 12, 2021)
99.2	Audit Committee Charter (Incorporated by reference to Exhibit 99.2 to Form S-1 filed on October 12, 2021)
99.3	Compensation Committee Charter (Incorporated by reference to Exhibit 99.3 to Form S-1 filed on October 12, 2021)
99.4	Nominating and Corporate Governance Committee Charter (Incorporated by reference to Exhibit 99.4 to Form S-1 filed on October 12, 2021)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

+ Management contract or compensatory plan or arrangement

Financial Statements are submitted as a separate section of this report beginning on page F-1.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized officers and directors.

Progressive Care Inc.

Date: March 30, 2023	By:	/s/ CHARLES M. FERNANDEZ
Charles M. Fernandez
Chief Executive Officer

Dated:	Title	Signature

Date: March 30, 2023	Chief Executive Officer and Director	/s/ CHARLES M. FERNANDEZ
	(Principle Executive Officer)	Charles M. Fernandez

Date: March 30, 2023	Chief Financial Officer	/s/ CECILE MUNNIK
	(Principle Financial and Accounting Officer)	Cecile Munnik

Date: March 30, 2023	Director	/s/ RODNEY BARRETO
Rodney Barreto

Date: March 30, 2023	Director	/s/ JERVIS HOUGH
Jervis Hough

Date: March 30, 2023	Director	/s/ PEDRO RODRIGUEZ
Pedro Rodriguez

Date: March 30, 2023	Director	/s/ JOSEPH ZIEGLER
Joseph Ziegler

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Stockholders of Progressive Care, Inc.

Hallandale Beach, FL

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Progressive Care, Inc. (the “Company”) at December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessments

As described in Note 3 to the consolidated financial statements, the Company’s goodwill balance was approximately $1.4 million at December 31, 2022. Management tests goodwill for impairment by performing an initial qualitative assessment (and quantitative assessment, if necessary), at least annually, or more frequently if an indication of impairment exists. Management’s goodwill impairment assessment and testing is performed during the fourth quarter of each year by comparing the estimated fair value of an associated reporting unit at December 31, 2022 to its carrying value.

The principal considerations for our determination that performing procedures relating to qualitative goodwill impairment testing is a critical audit matter are there was significant judgment by management when developing the fair value measurement of any reporting units where qualitative test was performed and there was a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s analysis.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s qualitative goodwill impairment test, including controls over the valuation of any reporting units for which a qualitative test was performed. Evaluating whether the assumptions used by management was reasonable considering (i) the current and past performing of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit.

Valuation of Derivative Liabilities

As described Note 3 and 10 to the consolidated financial statements, the Company determined that the conversion features of its convertible notes in conjunction with financing arrangements required to be accounted for as derivative liabilities. The derivative liabilities are recorded at fair value when issued and subsequently re-measured to fair value each reporting period. The Company utilized the Monte Carlo Simulation Model (“model”) to determine the fair value of the derivative liabilities, which uses certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

We determined the assessment of the fair values of the derivative liabilities as a critical audit matter due to the significant judgements used by the Company in determining the fair value of the derivative liabilities. Auditing the valuation of the derivative liabilities involved a high degree of auditor judgement and specialized skills and knowledge were needed.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing management’s process for developing the fair value measurement, evaluating the appropriateness of the model used by the Company to value the derivative liabilities, testing the reasonableness of the assumptions used by the Company in the model including exercise price, term, expected volatility, and risk-free interest rate and testing the accuracy and completeness of data used by the Company in developing the assumptions use in the model.

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

We have served as the Company’s auditor since 2020
Boca Raton, Florida

March 30, 2023

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash	$6,742,876	$1,412,108
Accounts receivable – trade, net	3,671,786	2,187,848
Receivables - other	2,004,805	382,324
Inventory, net	713,284	1,150,390
Prepaid expenses	245,983	813,310
Total Current Assets	13,378,734	5,945,980
Property and equipment, net	2,582,753	2,423,497
Other Assets
Goodwill	1,387,860	1,387,860
Intangible assets, net	126,696	152,791
Operating right-of-use assets, net	446,180	595,790
Finance right-of-use assets, net	53,814	87,156
Deposits	38,637	38,637
Total Other Assets	2,053,187	2,262,234
Total Assets	$18,014,674	$10,631,711
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$7,384,336	$6,000,034
Notes payable and accrued interest, net of unamortized debt discount and debt issuance costs	226,931	202,184
Operating lease liabilities - current portion	200,314	149,744
Finance lease liabilities – current portion	33,616	33,976
Total Current Liabilities	7,845,197	6,385,938
Long-term Liabilities
Notes payable, net of current portion	2,248,626	3,108,794
Derivative liabilities	—	221,900
Operating lease liabilities - net of current portion	278,602	469,665
Finance lease liabilities – net of current portion	24,198	57,814
Total Liabilities	10,396,623	10,244,111

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred Stock, Series A ($0.001 par value, 10,000,000 shares authorized; 0 and 51 shares issued and outstanding at December 31, 2022 and 2021, respectively)	—	—
Preferred Stock, Series B ($0.001 par value, 100,000 shares authorized; 3,000 and 0 issued and outstanding at December 31, 2022 and 2021, respectively)	3	—
Common stock ($0.0001 par value, 100,000,000 shares authorized; 3,347,440 and 2,724,422 issued and outstanding at December 31, 2022 and 2021, respectively)	66,947	54,487
Additional paid-in capital	22,525,214	8,862,050
Accumulated deficit	(14,974,113)	(8,528,937)
Total Stockholders’ Equity	7,618,051	387,600
Total Liabilities and Stockholders’ Equity	$18,014,674	$10,631,711

See accompanying notes to consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021
Revenues, net	$40,601,859	$38,852,580

Cost of revenue	30,898,783	28,678,742

Gross profit	9,703,076	10,173,838

Operating expenses
Selling, general and administrative expenses	12,285,174	11,209,715
Bad debt (recovery) expense	(3,300)	208,953
Total operating expenses	12,281,874	11,418,668

Loss from operations	(2,578,798)	(1,244,830)

Other (loss) income
Change in fair value of derivative liabilities	(3,322,500)	1,821,100
Gain on debt extinguishment	953,228	1,054,951
Grant revenue	2,079,297	—
Other finance costs	(147,622)	—
Abandoned offering costs	(635,545)	—
Day one loss on issuance of units	(1,026,155)	—
Day one loss on debt modification	(523,526)	—
Gain (loss) on disposal of fixed assets	11,562	(17,621)
Interest income	84,742	10
Interest expense	(797,715)	(1,395,617)
Total other (loss) income	(3,324,234)	1,462,823
(Loss) income before income taxes	(5,903,032)	217,993
Income taxes	(866)	—
Net (loss) income	$(5,903,898)	$217,993
Series A Preferred Stock dividend associated with induced conversion	(541,278)	—
Net (loss) income attributable to Common Shareholders	$(6,445,176)	$217,993

Basic weighted average (loss) earnings per common share	$(2.21)	$0.08
Diluted weighted average (loss) earnings per common share	$(2.21)	$0.07

Basic weighted average common shares outstanding	2,911,684	2,603,203
Diluted weighted average common shares outstanding	2,911,684	3,090,451

See accompanying notes to consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Preferred Series A		Preferred Series B		Common Stock		Additional		Total Stockholders’
	$0.001 Par Value		$0.001 Par Value		$0.0001 Par Value		Paid in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	51	$—	—	$—	2,428,930	$48,577	$6,978,301	$(8,746,930)	$(1,720,052)
Issuance of common stock for settlement of debt principle and interest	—	—	—	—	268,245	5,365	1,636,615	—	1,641,980
Issuance of common stock for services	—	—			27,247	545	247,134	—	247,679
Net income	—	—	—	—	—	—	—	217,993	217,993
Balance at December 31, 2021	51	—	—	—	2,724,422	54,487	8,862,050	(8,528,937)	387,600
Issuance of common stock for services	—	—	—	—	141,472	2,830	676,852	—	679,682
Stock-based compensation	—	—	—	—	248,982	4,979	1,180,019	—	1,184,998
Issuance of common stock for debt modification agreement	—	—	—	—	105,000	2,100	459,900	—	462,000
Issuance of common stock in exchange for redemption and cancellation of Series A Preferred Stock	(51)	—	—	—	127,564	2,551	538,727	—	541,278
Series A Preferred Stock dividend associated with induced conversion	—	—	—	—	—	—	—	(541,278)	(541,278)
Issuance of Series B Preferred Stock from securities purchase agreement	—	—	3,000	3	—	—	—	—	3
Reclassification of debt and equity contracts	—	—	—	—	—	—	10,108,997	—	10,108,997
Stock options granted during the period	—	—	—	—	—	—	698,669	—	698,669
Net loss	—	—	—	—	—	—	—	(5,903,898)	(5,903,898)
Balance at December 31, 2022	—	$—	3,000	$3	3,347,440	$66,947	$22,525,214	$(14,974,113)	$7,618,051

See accompanying notes to the consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income attributable to Common Shareholders	$(6,445,176)	$217,993

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	141,737	165,308
Change in provision for doubtful accounts	(3,300)	101,700
Stock-based compensation	1,904,668	247,679
Amortization of debt issuance costs and debt discounts	417,286	1,058,615
Gain on debt extinguishment	(953,228)	(1,054,951)
Other financing costs	147,622	—
Series A Preferred Stock dividend associated with induced conversion	541,278	—
Day one loss on issuance of units	1,026,155	—
Day one loss on debt modification	523,526	—
Amortization of right of use assets-Finance leases	31,655	33,344
Amortization of right of use assets-Operating leases	151,297	192,879
Change in fair value of derivative liability	3,322,500	(1,821,100)
Change in accrued interest on notes payable	320,639	258,635
Change in accrued interest on lease liabilities	25,606	—
Amortization of intangible assets	36,095	175,865
Gain on disposal of fixed assets	(11,562)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,466,258)	269,716
Grant receivable	(1,636,861)	—
Inventory	437,106	(205,116)
Prepaid expenses	695,764	(220,506)
Deposits	—	(2,236)
Accounts payable and accrued liabilities	1,622,462	23,316
Operating lease liabilities	(159,609)	(199,070)
Net cash provided by (used in) operating activities	669,402	(757,929)
Cash flows from investing activities:
Purchase of property and equipment	(185,882)	(123,317)
Proceeds from disposal of fixed assets	11,562	—
Purchase of intangible assets	(10,000)	—
Net cash used in investing activities	(184,320)	(123,317)
Cash flows from financing activities:
Proceeds from issuance of notes payable	—	421,400
Gross proceeds from issuance of preferred stock	6,000,000	—
Payment of stock issuance costs	(579,036)	—
Payment of debt discount and debt issuance costs	(221,964)	—
Payments of notes payable	(312,849)	(167,934)
Payments on lease liabilities	(40,465)	(60,807)
Net cash provided by financing activities	4,845,686	192,659

Increase (decrease) in cash	5,330,768	(688,587)

Cash at beginning of year	1,412,108	2,100,695
Cash at end of year	$6,742,876	$1,412,108
Supplemental disclosures of cash flow information:
Cash paid for interest	$104,212	$78,367
Cash paid for income taxes	$886	$—

Supplemental schedule of non-cash investing and financing activities:
Debt principal and interest repaid through conversion into common stock shares	$—	$1,641,980
Debt extension fees and other financing costs added to note principal	$484,377	$—
Issuance of common stock for services rendered	$679,681	$247,679
Insurance premiums financed through issuance of note payable	$128,437	$126,313
Equipment purchase financed through issuance of note payable	$115,111	$—

See accompanying notes to the consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Note 1. Organization & Nature of Operations

Unless the context requires otherwise, references to the “Company”, “we”, “us”, or “our” in these consolidated financial statements on Form 10-K refer to Progressive Care Inc. and its subsidiaries.

Progressive Care Inc. (“Progressive”) was incorporated under the laws of the state of Delaware on October 31, 2006.

Progressive, through its wholly-owned subsidiaries, Pharmco, LLC (“Pharmco 901”), Touchpoint RX, LLC doing business as Pharmco Rx 1002, LLC (“Pharmco 1002”), Family Physicians RX, Inc. doing business as PharmcoRx 1103 and PharmcoRx 1204 (“FPRX” or “Pharmco 1103” and “Pharmco 1204”) (pharmacy subsidiaries collectively referred to as “Pharmco”), and ClearMetrX Inc. (“ClearMetrX”) is a personalized healthcare services and technology company that provides prescription pharmaceuticals and risk and data management services to healthcare organizations and providers.

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

Pharmco 1103 is a pharmacy with locations in North Miami Beach and Orlando, Florida that provides Pharmco’s pharmacy services to Broward County, the Orlando/Tampa corridor, and the Treasure Coast of Florida. Progressive acquired all the ownership interests in Pharmco 1103 in a purchase agreement entered into on June 1, 2019.

Pharmco 1002 is a pharmacy located in Palm Springs, Florida that provides Pharmco’s pharmacy services to Palm Beach, St. Lucie and Martin Counties, Florida. Progressive acquired all the ownership interests in Pharmco 1002 in a purchase agreement entered into on July 1, 2018.

ClearMetrX was formed on June 10, 2020 and provides third-party administration (“TPA”) services to 340B covered entities. ClearMetrX also provides data analytics and reporting services to support and improve care management for health care organizations.

RXMD Therapeutics was formed on October 1, 2019. RXMD Therapeutics had no operating activity to date.

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements for the years ended December 31, 2022 and 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for annual financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Note 3. Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to residual values, estimated asset lives, impairments and bad debts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Common Stock Reverse Stock Split

On December 29, 2022, we effected a 1-for-200 reverse stock split of our common stock and the number of shares of common stock that we are authorized to issue was reduced to 100 million. All share information throughout this Annual Report on Form 10-K has been retrospectively adjusted to reflect the reverse stock split. The shares of common stock retain a par value of $0.001 per share.

Reclassifications

Certain reclassifications have been made to the 2021 financial statement presentation to conform to that of the current period. Total equity and net (loss) income are unchanged due to these reclassifications.

Cash

The Company maintains its cash in bank deposit accounts at several financial institutions, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) and at times may exceed federally insured limits. The Company had approximately $5.6 million that was uninsured at December 31, 2022. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk associated with its cash balances, since our deposits are held with high quality financial institutions that are well capitalized.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2022 and 2021.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the invoiced amount. Trade accounts receivable primarily include amounts from third-party pharmacy benefit managers (“PBMs”) and insurance providers and are based on contracted prices. Trade accounts receivable are unsecured and require no collateral. The Company records an allowance for doubtful accounts for estimated differences between the expected and actual payment of accounts receivable. These reductions were made based upon reasonable and reliable estimates that were determined by reference to historical experience, contractual terms, and current conditions. Each quarter, the Company reevaluates its estimates to assess the adequacy of its allowance and adjusts the amounts as necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

The Company generated reimbursements from three significant PBMs:

	Years Ended December 31,
	2022	2021
A	56%	59%
B	36%	31%
C	5%	5%

Inventory

Inventory is valued on a lower of first-in, first-out (FIFO) cost or net realizable value basis. Inventory primarily consists of prescription medications, pharmacy and testing supplies, and retail items. The Company provides a valuation allowance for obsolescence and slow-moving items. The Company recorded an allowance for obsolescence of $40,000 at December 31, 2022 and 2021, respectively.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges during the years ended December 31, 2022 and 2021, respectively.

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

Fair Value Measurements

Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and also establishes the following three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

●	Cash, accounts receivable, and accounts payable and accrued liabilities: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature.

●	Notes payable and lease liabilities: The carrying amount of notes payable approximated fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing. The carrying value of lease liabilities approximate fair value due to the implicit rate in the lease in relation to the Company’s borrowing rate and the duration of the leases (Level 2 inputs).

Assets Measured and Recorded at Fair Value on a Recurring Basis

The following tables presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of:

Description	Level 1	Level 2	Level 3	Balance at December 31, 2022
Derivative Liabilities	$—	$—	$—	$—

Description	Level 1	Level 2	Level 3	Balance at December 31, 2021
Derivative Liabilities	$—	$—	$221,900	$221,900

The following table is a roll forward from December 31, 2021 to December 31, 2022 of the opening and closing balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Derivative Liabilities
Balance December 31, 2021	$221,900
Total losses for the period:
Changes in fair value	3,322,500
New derivatives	8,042,000
Transfers out	(11,586,400)
Balance December 31, 2022	$-

Changes in fair value of derivative liabilities for the year ended December 31, 2022 were included in net (loss) income for the year.

Derivative Liabilities

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and paragraph 815-40-25 of the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”). The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Consolidated Statements of Operations as other income or expense. Upon registration, conversion or exercise, as applicable, of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the Consolidated Balance Sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months after the balance sheet date.

The fair value of these derivative instruments is determined using the Monte Carlo Simulation Model.

Revenue Recognition

The Company recognizes pharmacy revenue from dispensing prescription drugs at the time the drugs are physically delivered to a customer or when a customer picks up their prescription or purchases merchandise at the store, which is the point in time when control transfers to the customer. Each prescription claim is considered an arrangement with the customer and is a separate performance obligation. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed electronically. For third-party medical insurance and other claims, authorization is obtained to ensure payment from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained for these sales electronically and a corresponding authorization number is issued by the customers’ insurance provider.

The Company recognizes testing revenue when the tests are performed and results are delivered to the customer. Each test is considered an arrangement with the customer and is a separate performance obligation. Payment is generally received in advance from the customer.

Billings for most prescription orders are with third-party payers, including Medicare, Medicaid, and insurance carriers. Customer returns are nominal. Prescription revenues were 89% and 87% of total revenue for the years ended December 31, 2022 and 2021, respectively.

The Company accrues an estimate of fees, including direct and indirect remuneration (“DIR”) fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known.

The following table disaggregates net revenue by categories:

	For the Years Ended December 31,
	2022	2021
Prescription revenue	$36,288,366	$33,828,219
340B contract revenue	3,789,781	2,803,859
Testing revenue	1,915,471	4,320,657
Rent and other revenue	2,560	1,555
Subtotal	41,996,178	40,954,290
PBM fees	(1,394,319)	(2,098,508)
Sales returns	—	(3,202)
Revenues, net	$40,601,859	$38,852,580

Grant Revenue

Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company is eligible for refundable employee retention credits (“ERCs”) subject to certain conditions which were met during the year ended December 31, 2022. In connection with the ERCs, the Company adopted a policy to recognize the ERCs when earned and report the amounts as grant revenue in accordance with FASB ASC 958-605. Accordingly, the Company recorded approximately $2.1 million of grant revenue and grant revenue receivable during the year ended December 31, 2022. The Company received approximately $1.6 million of ERC proceeds during the year ended December 31, 2022, which were credited against grant revenue receivable. Grant revenue receivable balance at December 31, 2022 was approximately $0.3 million and recorded in Receivables – other on the Consolidated Balance Sheets.

Cost of Revenue

Cost of pharmacy revenue is derived based upon vendor purchases relating to prescriptions sold, cost of testing supplies for tests administered to patients, and point-of-sale scanning information for non-prescription sales and is adjusted based on periodic inventories. All other costs related to revenues are expensed as incurred.

DIR Fees

The Company reports DIR fees as a reduction of revenue on the accompanying Consolidated Statements of Operations. DIR fees are fees charged by PBMs to pharmacies for network participation as well as periodic reimbursement reconciliations. For some PBMs, DIR fees are charged at the time of the settlement of a pharmacy claim. Other PBMs do not determine DIR fees at the claim settlement date, and therefore DIR fees are collected from pharmacies after claim settlement, often as clawbacks of reimbursements based on factors that vary from plan to plan. For example, two PBMs calculate DIR fees on a trimester basis and charge the Company for these fees as reductions of reimbursements paid to the Company two to three months after the end of the trimester (e.g., DIR fees for January – April 2022 claims were charged by these PBMs in July – August 2022). For DIR fees that are not collected at the time of claim settlement, the Company records an accrued liability at each reporting date for estimated DIR fees that are expected to be collected by the PBMs in a future period. The estimated liability for these fees is highly subjective and the actual amount collected may differ from the accrued liability. The uncertainty of management’s estimates is due to inadequate disclosure to the Company by the PBMs as to exactly how these fees are calculated either at the time the DIR fees are actually assessed and reported to the Company. The detail level of the disclosure of assessed DIR fees varies based on the information provided by the PBM.

Vendor Concentrations

The Company had significant concentrations with one vendor. The purchases from this significant vendor were 95% and 96% of total vendor purchases for the years ended December 31, 2022 and 2021, respectively.

Selling, General and Administrative Expenses

Selling expenses primarily consist of salaries, contract labor, occupancy costs, and expenses directly related to operations. General and administrative costs include advertising, insurance, professional fees, and depreciation and amortization.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Advertising expense was approximately $0.3 million for the years ended December 31, 2022 and 2021, respectively.

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

Stock-based compensation expense is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s policy is to recognize forfeitures as they occur.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the Consolidated Statements of Operations. The fair value of the warrants issued in the Private Placement transaction was estimated using a Monte Carlo simulation approach (see Note 14).

Offering Costs Associated with the Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Company’s planned underwritten public offering. Offering costs generally are deferred and reclassified as a charge to additional paid-in capital upon the sale of securities. Deferred costs for an abandoned offering are expensed.

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

There was no current tax provision for the years ended December 31, 2022 and 2021 because the Company did not have taxable income during those periods. Total available net operating losses to be carried forward to future taxable years was approximately $16.5 million as of December 31, 2022, $12.5 million of which will expire in various years through 2038. The temporary differences giving rise to deferred income taxes principally relate to accelerated depreciation on property and equipment and amortization of goodwill recorded for tax purposes, reserves for estimated doubtful accounts and inventory obsolescence and net operating losses recorded for financial reporting purposes. The Company’s net deferred tax asset at December 31, 2022 and 2021 was fully offset by a 100% valuation allowance as it was not more likely than not that the tax benefits of the net deferred tax asset would be realized. The change in the valuation allowance increased by approximately $1.6 million for the year ended December 31, 2022.

The Company accounts for uncertainty in income taxes by recognizing a tax position in the consolidated financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company records interest and penalties related to tax uncertainties, if any, as income tax expense. Based on management’s evaluation, the Company does not believe it has any uncertain tax positions for the years ended December 31, 2022 and 2021.

(Loss) Earnings per Share

Basic (loss) earnings per share (“EPS”) is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding during the year, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the year including stock warrants, using the treasury stock method (by using the average stock price for the year to determine the number of shares assumed to be purchased from the exercise of stock warrants), and convertible debt, using the if converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The following are dilutive common stock equivalents during the years ended:

	December 31, 2022	December 31, 2021
Convertible debt	709,478	487,248
Stock warrants	576,923	—
Total	1,286,401	487,248

The following table presents the calculation of basic and diluted EPS:

	Years Ended December 31,
	2022	2021
Net (loss) income attributable to Common Shareholders	$(6,445,176)	$217,993

Basic weighted average common shares outstanding	2,911,684	2,603,203
Potentially dilutive common shares	—	487,248
Diluted weighted average common shares outstanding	2,911,684	3,090,451

Basic weighted average (loss) earnings per common share	$(2.21)	$0.08
Diluted weighted average (loss) earnings per common share	$(2.21)	$0.07

Paycheck Protection Program Loan

The Company records Paycheck Protection Program (“PPP”) loan proceeds in accordance with ASC 470, Debt. The Company treated the PPP loan as indebtedness, which was extinguished and recorded as a gain on debt extinguishment when legally released by the primary obligor.

Recently Adopted Accounting Standards

Debt

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which among other things, simplifies the accounting models for the allocation of proceeds attributable to the issuance of a convertible debt instrument. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (i) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (ii) a convertible debt instrument was issued at a substantial premium. The standard became effective for the Company in the first quarter of 2022 and did not have a material effect on the Company’s consolidated financial statements.

Accounting Pronouncements Issued but not yet Adopted

Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is required to be adopted for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 with early adoption permitted. The Company will adopt this accounting standard update effective January 1, 2023. We expect that the adoption of the standard will not have a material impact on our consolidated financial statements.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which introduces an impairment model based on expected, rather than incurred, losses. Additionally, it requires expanded disclosures regarding (a) credit risk inherent in a portfolio and how management monitors the portfolio’s credit quality; (b) management’s estimate of expected credit losses; and (c) changes in estimates of expected credit losses that have taken place during the period. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU clarifies receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies various scoping and other issues arising from ASU 2016-13. In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU improves the Codification and amends the interaction of Topic 842 and Topic 326. ASU 2016-13 and related amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt this accounting standards update effective January 1, 2023. The Company has not yet quantified the impact of ASU 2016-13 on its consolidated financial statements. However, it is not expected to have a material effect on the Company’s consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements.

Subsequent Events

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through March 30, 2023, the date the consolidated financial statements were available to be issued.

Note 4. Liquidity and Going Concern Consideration

The Company has sustained recurring operating losses and negative cash flows from operations. At December 31, 2022, the Company had an accumulated deficit of approximately $15.0 million. For the year ended December 31, 2022, the Company had a net loss of $5.9 million. The Company expects to continue to incur significant losses for at least the next 12 months.

The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business.

On August 30, 2022, the Company entered into a Debt Modification Agreement (“the Modification Agreement”) with a group of investors led by NextPlat Corporation (the “NextPlat investors”) wherein the terms were modified for the existing Secured Convertible Promissory Note previously held by Iliad Research and Trading, L.P. (“the Iliad Note”) and sold to the NextPlat investors. The NextPlat investors purchased the Iliad Note as part of a Confidential Note Purchase and Release Agreement (“the NPA”) between Iliad Research and Trading L.P. and the NextPlat investors. As of the date of the Securities Purchase Agreement (“SPA”), the aggregate amount of principal and interest outstanding was approximately $2.8 million (see Note 5). As part of the Modification Agreement, the NextPlat investors agreed to modify the following terms of the Iliad Note as follows:

1.	The Maturity Date was extended to August 31, 2027.

2.	The Outstanding Balance shall bear interest at the simple annual rate of five percent (5%) per annum.

3.	The Company is prohibited from prepaying the Note.

4.	The Conversion Price for the Note was modified to a fixed price of $4.00 per share of common stock.

5.	The Note shall provide for mandatory conversion upon the later to occur of (a) the completion of the Company’s reverse stock split, and (b) the listing of the Company’s common stock on a national exchange, including the Nasdaq Capital Market, the Nasdaq Global Market, or the New York Stock Exchange.

The Company also entered into a Private Placement Transaction wherein the Company raised approximately $6.0 million in gross proceeds from the sale of Series B Convertible Preferred Stock (see Note 5), which approximately $0.6 million were withheld from the gross proceeds as it relates to offering costs and approximately $0.4 million in stock issued for services rendered and derivative liabilities associated with the offering.

Management believes that the above transactions mitigate the previously reported conditions related to the Company’s ability to continue as a going concern over the next 12 months.

Note 5. Private Placement Transaction

On August 30, 2022, the Company entered into a SPA with NextPlat Corporation (“NextPlat”) wherein the Company received gross proceeds of $6.0 million through the sale of 3,000 units. Each unit is made up of one share of Series B Convertible Preferred Stock, $0.001 par value, and one redeemable warrant (“the Investor Warrants”). Each warrant entitles the holder to purchase one share of Series B Convertible Preferred Stock at an exercise price of $2,000. The Investor Warrants may also be exercised, in whole or in part, by means of a cashless exercise. The Series B Convertible Preferred Stock has a stated value of $2,000 per share. Each share of Series B Convertible Preferred Stock is convertible at any time at the option of the holder into shares of the Company’s common stock determined by dividing the stated value by the conversion price of $4.00. The Company incurred total offering costs associated with the transaction of approximately $1.0 million, which approximately $0.6 million in offering costs were withheld from the gross proceeds and approximately $0.4 million in stock issued for service rendered and derivative liabilities associated with the offering.

In conjunction with the Private Placement Transaction, the Company also entered into a Debt Modification Agreement with NextPlat (see Note 4). The Company also issued placement agent warrants with substantively similar terms as the Investor Warrants.

In connection with the Private Placement Transaction, the Company entered into a registration rights agreement with NextPlat pursuant to which, among other things, the Company agreed to prepare and file with the SEC a resale registration statement to register the shares of the Company’s common stock to be issued upon conversion of the Series B Convertible Preferred Stock, the NextPlat Convertible Note, and Warrants.

Subsequent to December 31, 2022, the Company filed with the SEC a Request for Withdrawal of Registration Statement on Form S-1.

Note 6. Accounts Receivable – Trade, net

Accounts receivable consisted of the following at:

	December 31, 2022	December 31, 2021
Gross accounts receivable – trade	$3,875,686	$2,395,048
Less: Allowance for doubtful accounts	(203,900)	(207,200)
Accounts receivable – trade, net	$3,671,786	$2,187,848

For the years ended December 31, 2022 and 2021, the Company recognized bad debt (recovery) expense in the amount of approximately ($3,300) and $209,000, respectively.

Note 7. Property and Equipment, net

Property and equipment, net consisted of the following at:

	December 31, 2022	December 31, 2021
Building	$1,651,069	$1,651,069
Building improvements	513,075	507,238
Furniture and equipment	423,829	330,291
Leasehold improvements and fixtures	276,614	276,614
Vehicles	251,715	81,633
Land	184,000	184,000
Computer equipment and software	101,230	101,230
Total	3,401,532	3,132,075
Less: accumulated depreciation	(818,779)	(708,578)
Property and equipment, net	$2,582,753	$2,423,497

Depreciation expense for the year ended December 31, 2022 and 2021 was approximately $142,000 and $165,000, respectively.

Note 8. Intangible Assets

Intangible assets consisted of the following at:

	December 31, 2022	December 31, 2021
Trade names	$362,000	$362,000
Pharmacy records	263,000	263,000
Non-compete agreements	166,000	166,000
Software	86,424	—
Website	67,933	67,933
Subtotal	945,357	858,933
Less accumulated amortization	(818,661)	(782,566)
Net intangible assets	$126,696	$76,367
Software not yet placed in service	—	76,424
Total intangible assets, net	$126,696	$152,791

Amortization of intangible assets amounted to approximately $36,000 and $176,000 for the years ended December 31, 2022 and 2021, respectively. The following table represents the total estimated future amortization of intangible assets for the five succeeding years:

Year	Amount
2023	48,772
2024	30,390
2025	17,285
2026	17,285
2027	12,964
Total	$126,696

Note 9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at:

	December 31, 2022	December 31, 2021
Accounts payable – trade	$6,517,496	$4,677,555
Accrued payroll and payroll taxes	228,957	143,074
Accrued DIR fees	500,589	712,002
Accrued legal fees	—	306,588
Other accrued liabilities	137,294	160,815
Total	$7,384,336	$6,000,034

10. Notes Payable

Notes payable consisted of the following at:

	December 31, 2022	December 31, 2021
A. Convertible notes payable and accrued interest - collateralized	$2,837,910	$2,143,891
B. Mortgage note payable - commercial bank - collateralized	1,225,913	1,307,562
C. Note payable - uncollateralized	25,000	25,000
D. Notes payable - collateralized	137,017	52,231
Insurance premiums financing	70,302	68,164
Subtotal	4,296,142	3,596,848
Less: unamortized debt discount	(1,820,585)	(198,677)
Less: unamortized debt issuance costs	—	(575)
Less: unamortized investment length premium	—	(86,618)
Total	2,475,557	3,310,978
Less: current portion of notes payable	(226,931)	(202,184)
Long-term portion of notes payable	$2,248,626	$3,108,794

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

The provisions of the Iliad Research note contained a weekly volume limitation on the number of shares common stock received from note conversions that can be sold (“Volume Limitation”). In the event of Volume Limitation breach, the Outstanding Balance of the Iliad Research note was reduced by an amount equal to such Excess Sales (the “Outstanding Balance Reduction”). During the year ended December 31, 2021, the volume of sales of Conversion Shares exceeded the Volume Limitation, which resulted in an Outstanding Balance Reduction in the amount of $180,000, which was recorded as a gain on debt extinguishment during the period.

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

The conversion features embedded within the Iliad Research note represented an embedded derivative. Accordingly, the embedded conversion right was bifurcated from the debt host and accounted for as a derivative liability and remeasured to fair value each reporting period. Fair value was determined using a Monte Carlo simulation model. For the years ended December 31, 2022 and 2021, the Company recorded in earnings a change in fair value of the derivative liability in the amounts of approximately ($1,256,000) and $914,000, respectively. Upon the entrance into the Debt Modification Agreement with the NextPlat investors on August 30, 2022, the outstanding fair value of the derivative liability of $1,477,400 million was written off and included in gain on debt extinguishment for the year ended December 31, 2022. The derivative liability balance at December 31, 2021 was approximately $222,000.

Debt Issuance Costs, Debt Discount, and Investment Length Premium Associated with the Iliad Research Note

Debt issuance costs consist of fees incurred through securing financing from Iliad Research on March 6, 2019. Debt discount consists of the discount recorded upon recognition of the derivative liability upon issuance of the first and second tranches. Investment length premium is calculated at a 5% premium on the outstanding balance when the note is still outstanding at (a) 18 months from the effective date, (b) 24 months from the effective date, and (c) 30 months from the effective date.

Debt issuance costs, debt discount and investment length premium were amortized to interest expense over the term of the related debt using the straight-line method. Total amortization expense for the years ended December 31, 2022 and 2021 was approximately $286,000 and $1,058,615, respectively.

NextPlat Investors

On August 30, 2022, the Company entered into the Modification Agreement with the NextPlat investors wherein the terms were modified for the existing Secured Convertible Promissory Note originally held by Iliad Research (“the Note”) and sold to the NextPlat investors (“the NextPlat Investors Note”). The NextPlat investors purchased the Note as part of a Confidential Note Purchase and Release Agreement between Iliad Research and the NextPlat investors. As of the date of the SPA, the aggregate amount of principal and interest outstanding on the NextPlat Investors Note was approximately $2.8 million. As part of the Modification Agreement, the NextPlat investors agreed to modify the following terms of the NextPlat Investors Note:

1.	The Maturity Date was extended to August 31, 2027.

2.	The Outstanding Balance shall bear interest at the simple annual rate of five percent (5%) per annum.

3.	The Company is prohibited from prepaying the Note.

4.	The Conversion Price for the Note was modified to a fixed price of $4.00 per share of common Stock.

5.	The Note shall provide for mandatory conversion upon the later to occur of (a) the completion of the Company’s reverse stock split, and (b) the listing of the Company’s common stock on a national exchange, including the Nasdaq Capital Market, the Nasdaq Global Market, or the New York Stock Exchange.

The outstanding balance on the NextPlat Investors Note was approximately $2.8 million at December 31, 2022, inclusive of accrued interest in the amount of approximately $47,000 at December 31, 2022. The Note is reported net of a debt discount of approximately $1.8 million on the Consolidated Balance Sheets at December 31, 2022.

Embedded Derivative Liability

The Company identified an embedded derivative feature in the NextPlat Investors Note and concluded that it required bifurcation and liability classification as a derivative liability. The fair value of the embedded derivative at the issuance date of the Note (August 30, 2022) was approximately $2.0 million. The Company recorded a gain of approximately $284,000 million from the change in the fair value of the derivative liability in its Consolidated Statements of Operations for the year ended December 31, 2022. As a result of the common stock reverse stock split on December 29, 2022, the derivative liability was reclassified to equity.

Debt Issuance Costs and Debt Discount Associated with the NextPlat Investors Note

Debt Issuance Costs consist of fees incurred from the Placement Agent and Investment Advisor associated with the NextPlat Investors Debt Modification Agreement. Debt Discount consists of the discount recorded from the issuance of approximately 105,000 shares of common stock to the NextPlat Investors as consideration for the Debt Modification Agreement.

Debt issuance costs and debt discount were amortized to interest expense over the term of the related debt using the straight-line method. Total amortization expense for the year ended December 31, 2022 was approximately $131,000.

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

(C) Note Payable – Uncollateralized

As of December 31, 2022 and 2021, the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(D) Notes Payable – Collateralized

In September 2019, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to pay off a capital lease obligation on pharmacy equipment in the amount of $85,429. The terms of the promissory note payable require 48 monthly payments of $2,015, including interest at 6.5%. The balance outstanding on the note payable was approximately $16,000 and $40,000 at December 31, 2022 and 2021, respectively. The promissory note is secured by equipment with a net book value of approximately $16,000 and $36,000 at December 31, 2022 and 2021, respectively.

In April 2021, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of $29,657. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding at December 31, 2022 and 2021 on the note payable was approximately $9,000 and $12,000, respectively. The remaining equipment was written off during September 2021.

In July 2022, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount approximately of $90,000. The terms of the promissory note payable require 6 monthly payments of $0 starting July 2022, and 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $90,000 on December 31, 2022. The promissory note is secured by equipment with a net book value of approximately $84,000 on December 31, 2022.

In September 2022, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase a vehicle in the amount approximately of $25,000. The terms of the promissory note payable require 24 monthly payments of $1,143, including interest at 8.29% starting October 2022. The balance outstanding on the note payable was approximately $22,000 on December 31, 2022. The promissory note is secured by the vehicle with a net book value of approximately $23,000 on December 31, 2022.

Principal outstanding at December 31, 2022, is expected to be repayable as follows:

Year	Amount
2023	$226,931
2024	121,119
2025	114,412
2026	118,623
2027	123,590
Thereafter	3,591,467
Total	$4,296,142

Interest expense on these notes payable, exclusive of debt discount and debt issue cost amortization, was approximately $340,900 and $330,500 for the years ended December 31, 2022 and 2021, respectively.

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

Finance Leases

In May 2018, the Company entered into a finance lease obligation to purchase pharmacy equipment with a cost of approximately $115,000. The terms of the lease agreement require monthly payments of $1,678 plus applicable tax over 84 months ending March 2025 including interest at the rate of 6%. The finance lease obligation is secured by equipment with a net book value of approximately $38,000 and $55,000 at December 31, 2022 and 2021, respectively.

The Company assumed an equipment finance lease obligation for medication dispensing equipment from the acquisition of Pharmco 1002 in July 2018. The lease expired in March 2022. The finance lease obligation was secured by equipment with a net book value of $0 at December 31, 2022 and 2021, respectively.

In December 2020, the Company entered into an interest-free finance lease obligation to purchase computer servers with a cost of approximately $51,000. The terms of the lease agreement require monthly payments of $1,411 plus applicable tax over 36 months ending November 2023. The finance lease obligation is secured by equipment with a net book value of approximately $16,000 and $32,000 at December 31, 2022 and 2021, respectively.

Operating Leases

The Company entered into a lease agreement for its Orlando pharmacy in August 2020. The term of the lease is 66 months with a termination date of February 2026. The lease agreement calls for monthly payments that began in February 2021, of $4,310, with an escalating payment schedule each year thereafter.

The Company leases its North Miami Beach pharmacy location under an operating lease agreement with a lease commencement date in September 2021. The term of the lease is 60 months with a termination date in August 2026. The lease calls for monthly payments of $5,237, with an escalating payment schedule each year thereafter.

The Company also leases its Palm Beach County pharmacy locations under operating lease agreements expiring in February 2024.

The Company recognized lease costs associated with all leases as follows:

	For the Years Ended December 31,
	2022	2021
Operating lease cost:
Fixed rent expense	$191,573	$380,972
Finance lease cost:
Amortization of right-of-use assets	31,655	33,344
Interest expense	3,097	6,482
Total lease costs	$226,325	$420,798

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$159,609	$199,070
Financing cash flows from finance leases	40,465	60,807
Total cash paid for lease liabilities	$200,074	$259,877

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets, net	$446,180	$595,790

Operating lease liabilities:
Current portion	200,314	149,744
Long-term portion	278,602	469,665

Weighted average remaining lease term (years)	3.11	4.01
Weighted average discount rate	4.8%	4.8%

Finance leases:
Finance lease right-of-use assets, net	53,814	87,156

Finance lease liabilities:
Current portion	33,616	33,976
Long-term portion	24,198	57,814

Weighted average remaining lease term (years)	1.89	2.78
Weighted average discount rate	4.4%	4.0%

Maturities of lease liabilities were as follows:

Year	Finance Lease	Operating Lease	Total Future Lease Commitments
2023	$35,662	$181,787	$217,449
2024	20,142	144,583	164,725
2025	5,035	134,933	139,968
2026	—	53,459	53,459
Total lease payments to be paid	60,839	514,762	575,601
Less: future interest expense	(3,025)	(35,846)	(38,871)
Lease liabilities	57,814	478,916	536,730
Less: current maturities	(33,616)	(200,314)	(233,930)
Long-term portion of lease liabilities	$24,198	$278,602	$302,800

Note 12. Stockholders’ Equity

On December 29, 2022, we effected a 1-for-200 reverse stock split of our common stock and the number of shares of common stock that we are authorized to issue was reduced to 100 million. All common stock share information has been retrospectively adjusted to reflect the reverse stock split.

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

In July 2014, the board of directors approved the issuance of 51 shares of the Company’s Series A Preferred Stock to a certain employee of the Company, which is equal to 50.99% of the total voting power of all issued and outstanding voting capital of the Company in satisfaction of $20,000 in past due debt. In October 2020, the preferred shares were transferred to a trust whose beneficiary is related to the employee. In August 2022, the Company entered into a Share Exchange Agreement with the trust in which the 51 shares of the Company’s Series A Preferred Stock were acquired from the trust and cancelled in exchange for the issuance of 127,564 shares of the Company’s common stock. As a result of the exchange the Company recorded a preferred stock dividend of approximately $541,000 associated with the transaction.

On August 30, 2022, the Company entered into a SPA with NextPlat wherein the Company sold 3,000 units, generating gross proceeds of $6.0 million. Each unit is made up of one share of Series B Convertible Preferred Stock, $0.001 par value, and Investor Warrants. Each warrant entitles the holder to purchase one share of Series B Convertible Preferred Stock at an exercise price of $2,000. The Investor Warrants may also be exercised, in whole or in part, by means of a cashless exercise. The Series B Convertible Preferred Stock has a stated value of $2,000 per share and each Preferred Stock share has the equivalent voting rights of 500 common stock shares. Each share of Series B Convertible Preferred Stock is convertible at any time at the option of the holder into shares of the Company’s common stock determined by dividing the stated value by the conversion price which is $4.00. The Company incurred offering costs associated with the transaction of approximately $1.0 million.

Note 13. Stock-Based Compensation

For the years ended December 31, 2022 and 2021, the Company recorded total stock-based compensation expense of $1.9 million and $0.2 million, respectively. There were no income tax benefits recognized from stock-based compensation during the years ended December 31, 2022 and 2021 due to cumulative losses and valuation allowances.

The 2020 Incentive Plan (the “2020 Plan”) was adopted in November 2020. Under this 2020 Plan, a total of 375,000 shares were authorized for stock-based compensation available in the form of either restricted stock units (“RSUs”) or stock options. As of December 31, 2022, under the 2020 Plan, the Company has granted 3,650 RSUs and 40,000 stock options and has 331,350 shares available for future issuance. The fair value of the RSUs equaled the stock price at the grant date and the RSUs vested upon issuance.

The following table summarizes fully vested stock options granted under the 2020 Plan for the year ended December 31, 2022:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance outstanding at December 31, 2021	—	$—	—
Granted	40,000	$5.80	8.83
Exercised	—	$—	—
Forfeited	—	$—	—
Cancelled	—	$—	—
Balance outstanding at December 31, 2022	40,000	$5.80	8.83
Options exercisable at December 31, 2022	40,000	$5.80	8.83
Weighted average fair value of options granted during the year		$5.80	8.83

Awards Issued Outside of Equity Incentive Plans

Restricted Stock Units

During the years ended December 31, 2022 and 2021, the Company granted 249,907 and 294,008, respectively, RSUs as stock-based compensation. The fair value of the RSUs equaled the stock price at the grant date and the RSUs vested upon issuance.

Stock Options

During 2022, the Company granted 282,965 stock options at a weighted average exercise price of $4.40, and no options were exercised, forfeited, or expired. As of December 31, 2022, there was approximately $1.1 million of total unrecognized compensation cost related to 188,643 nonvested stock options granted. The cost is expected to be recognized over a weighted-average period of 2.89 years. The options have a weighted-average remaining contractual life of 9.67 years.

The fair value of option awards was estimated on the date of grant using the Monte Carlo simulation model. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of the grants.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	3.5%
Expected term	10 years
Expected stock price volatility	120%
Dividend yield	0%

Note 14. Warrants Liabilities

As of December 31, 2022, there were 380,500 Placement Agent Warrants and 3,000 Investor Warrants issued and outstanding. All of the warrants were issued on August 30, 2022. There were no warrants exercised, forfeited or canceled during the year ended December 31, 2022. Investor Warrants may only be exercised for a whole number of Preferred Stock shares. The Investor Warrants will be exercisable at any time at the option of the Warrant Holders. The Investor Warrants will expire five years from the issue date of the Investor Warrants (September 2, 2027) or earlier upon redemption or liquidation. The exercise price per share of preferred stock under the Investor Warrants is $2,000. If at the time of exercise hereof there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the Warrant Shares by the Holder, pursuant to the terms and conditions of the Securities Purchase Agreement, then the Investor Warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise.

The Placement Agent Warrants are exercisable into 380,500 shares of the Company’s common stock at an exercise price per common stock share of $4.00. The Placement Agent Warrants may be exercised at any time at the option of the Placement Agent and expire on September 2, 2027. If at the time of exercise hereof there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the Warrant Shares by the Holder, pursuant to the terms and conditions of the Purchase Agreement, then the Placement Agent Warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise.

The Company determined that the warrants do not meet the definition of a liability under FASB ASC Topic 480. However, they do meet the definition of a derivative under FASB ASC Topic 815 because at the time the warrants were issued, the Company had insufficient common stock shares to settle the warrants when considering all other commitments that may require the issuance of common stock shares. The Company determined that the fair value of the warrants on their issuance date of August 30, 2022 was approximately $6.1 million and elected to classify the preferred stock shares and warrants as liabilities. On December 29, 2022, the Company effected a 1-for-200 reverse stock split of our common stock. As result of the reverse stock split, the warrants were reclassified from liabilities to equity. The Company recorded a loss of approximately $2.4 million from the change in fair value of the derivative warrant liability on its Consolidated Statements of Operations for the year ended December 31, 2022.

The Company’s warrants were valued on the applicable dates using the Monte Carlo Simulation Model. Significant inputs into this technique at measurement dates are as follows:

	August 30, 2022 (1)	December 29, 2022 (2)

Fair market value of the Company’s stock (3)	$4.40	$6.00
Exercise price	$4.00	$4.00
Stock price	$4.00	$4.00
Term (4)	5 years	5 years
Expected life (5)	5 years	5 years
Volatility	90%	90%
Risk-free interest rate (6)	3.3%	4.0%
Warrants measurement input	3.3%	4.0%

(1)	Date of issuance
(2)	Measurement date prior to reverse stock split
(3)	The fair value of the stock was determined by using the Company’s closing stock price as reflected in the OTC Markets.
(4)	The term is the contractual remaining term.
(5)	The expected life is the contractual term of the warrants.
(6)	The risk-free rates used for inputs represent the yields on the valuation date with periods consistent with the contractual remaining term.

The Company incurred a day one loss of approximately $1.0 million because the Company had insufficient authorized common stock shares to settle the warrants.

Note 15. Commitments and Contingencies

Legal Matters

On May 3, 2022, a complaint was filed by the Plaintiff Positive Health Alliance, Inc. (“PHA”) against Pharmco LLC, a wholly owned subsidiary of the Company, in the U.S. Circuit Court of Miami Dade, Florida, alleging that defendant failed to pay amounts due and owing to PHA under the parties’ contract for discounted prescription drugs. PHA is seeking judgment against Pharmco for compensatory damages in the amount of $407,504, plus attorneys’ fees and costs. PHA and Pharmco entered into a settlement agreement on July 1, 2022, pursuant to which Pharmco paid to PHA the total amount of $407,504 in 13 installment payments. The complaint was dismissed with prejudice on July 8, 2022. The balance outstanding was approximately $280,000 and $408,000 at December 31, 2022 and 2021, respectively (recorded in Accounts Payable and Accrued Liabilities).

On June 8, 2022, a complaint was filed by the Company against KeyCentrix, LLC (“KCL”), in the U.S. District Court for the Southern District of Florida, alleging fraudulent inducement, breach of express warranty and breach of implied warranty. The complaint stems from an agreement by KCL to license to the Company certain pharmacy management software known as “Newleaf” for use in the operations of pharmacies operated by the Company.

Note 16. Related Party Transactions

During the year ended December 31, 2021, the Company had a consulting arrangement with Spark Financial Consulting (“Spark”), which is a consulting company owned by an employee of the Company. Spark provides business development services including but not limited to recruiting, targeting and evaluation of potential mergers and acquisitions, finding third party contractors and assisting with related negotiations in exchange for a monthly fee of $16,000 in 2021. Additionally, Spark may be entitled to additional fees for additional consulting services. During the year ended December 31, 2021, the Company paid Spark $118,769. The agreement was terminated during the third quarter of 2021.

The Company had an employment agreement with a certain pharmacist, Head of the Compounding Department, who is the first paternal cousin to an employee of the Company. In consideration for duties performed, including but not limited to, marketing, patient consultation, formulary development, patient and physician education, training, recruitment, sales management, as well as pharmacist responsibilities, the Company agreed to provide monthly compensation of $15,000 or $10,000 plus 5% commission on monthly gross profits generated by the Compounding Department, whichever is greater. During the year ended December 31, 2021, payments to the pharmacist were $63,495. The employment agreement was terminated during the third quarter of 2021.

On August 30, 2022, NextPlat, Charles M. Fernandez, Rodney Barreto, and certain other purchasers purchased from Iliad Research a Secured Convertible Promissory Note, dated March 6, 2019, made by the Company to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.8 million. The aggregate purchase price paid to Iliad for the Note was $2.3 million of which NextPlat contributed $1.0 million and Messrs. Fernandez and Barreto contributed $400,000 each (the “Note Purchase”). In connection with the Note Purchase, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note entered into a Debt Modification Agreement with the Company. In consideration of the concessions in the Debt Modification Agreement, the Company issued 105,000 shares of its common stock to the purchasers of the Note, of which NextPlat, Messrs. Fernandez and Barreto, received 45,653, 18,261, and 18,261 shares, respectively.

Note 17. Retirement Plan

The Company sponsors a 401(k) retirement plan (“the Plan”) covering qualified employees of Pharmco 901, Pharmco 1002 and FPRX, as defined. Employees who have been employed more than one year are eligible to participate in the Plan. Through September 30, 2021, the Company matched the employee’s contribution up to a maximum of 3% of the eligible employee’s compensation. The Company contributed approximately $2,200 in matching contributions for the year ended December 31, 2021. The Company did not make any matching contributions for the year ended December 31, 2022.

F-23

PROGRESSIVE CARE INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION ACCOUNTS

	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Net (Deductions) Recoveries	Balance at End of Period
Year ended December 31, 2021
Account receivable, allowance for doubtful accounts	$105,500	$208,953	$(107,253)	$207,200
Deferred tax valuation allowance	$2,177,560	$—	$119,510	$2,297,070
Year ended December 31, 2022
Account receivable, allowance for doubtful accounts	$207,200	$(3,300)	$—	$203,900
Deferred tax valuation allowance	$2,297,070	$—	$1,614,855	$3,911,925

F-24