Form 10-Q
period 2023-03-31
Progressive Care Inc.
filed 2023-05-12
CIK 1402945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ☐ to ☐

Commission File Number: 000-52684

Progressive Care Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Ansin Blvd., Suite A, Hallandale Beach, FL	33009
(Address of principal executive offices)	(Zip Code)

(305) 760-2053

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares of the registrant’s common stock outstanding as of May 9, 2023 was 5,188,033.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023, this quarterly report on Form 10-Q for the three months ended March 31, 2023, and our other reports that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

3

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current Assets
Cash	$7,451,770	$6,742,876
Accounts receivable – trade, net	4,304,544	3,671,786
Receivables - other	2,018,480	2,004,805
Inventory, net	1,263,499	713,284
Prepaid expenses	227,035	245,983
Total Current Assets	15,265,328	13,378,734
Property and equipment, net	2,556,503	2,582,753
Other Assets
Goodwill	1,387,860	1,387,860
Intangible assets, net	114,511	126,696
Operating right-of-use assets, net	409,910	446,180
Finance right-of-use assets, net	45,478	53,814
Deposits	39,137	38,637
Total Other Assets	1,996,896	2,053,187
Total Assets	$19,818,727	$18,014,674
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$9,260,404	$7,384,336
Notes payable and accrued interest, net of unamortized debt discount and debt issuance costs	185,831	226,931
Operating lease liabilities	195,791	200,314
Finance lease liabilities	29,657	33,616
Total Current Liabilities	9,671,683	7,845,197
Long-term Liabilities
Notes payable, net of current portion	2,347,801	2,248,626
Operating lease liabilities, net of current portion	242,027	278,602
Finance lease liabilities, net of current portion	19,502	24,198
Total Liabilities	12,281,013	10,396,623

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred Stock, Series B ($0.001 par value, 100,000 shares designated; 3,000 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	3	3
Common stock ($0.0001 par value, 100,000,000 shares authorized; 3,358,301 and 3,347,440 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	66,948	66,947
Additional paid-in capital	22,575,215	22,525,214
Accumulated deficit	(15,104,452)	(14,974,113)
Total Stockholders’ Equity	7,537,714	7,618,051
Total Liabilities and Stockholders’ Equity	$19,818,727	$18,014,674

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues, net	$11,391,944	$10,050,995

Cost of revenue	8,245,259	7,670,390

Gross profit	3,146,685	2,380,605

Operating expenses
Selling, general and administrative expenses	3,123,790	2,553,962
Bad debt expense (recovery)	9,100	(37,800)
Total operating expenses	3,132,890	2,516,162

Income (loss) from operations	13,795	(135,557)

Other loss
Change in fair value of derivative liabilities	—	(953,100)
Gain on debt extinguishment	—	175,000
Gain on disposal of fixed assets	—	11,562
Interest income	5,666	—
Interest expense	(149,800)	(459,381)
Total other loss	(144,134)	(1,225,919)
Loss before income taxes	(130,339)	(1,361,476)
Provision for income taxes	—	—
Net loss attributable to common shareholders	$(130,339)	$(1,361,476)

Basic and diluted weighted average loss per common share	$(0.04)	$(0.50)

Weighted average number of common shares outstanding during the year – basic and diluted	3,358,180	2,727,482

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Preferred Stock, Series B		Common Stock		Additional		Total
	$0.001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	3,000	$3	3,347,440	$66,947	$22,525,214	$(14,974,113)	$7,618,051
Stock-based compensation	—	—	10,861	1	50,001	—	50,002
Net loss	—	—	—	—	—	(130,339)	(130,339)
Balance at March 31, 2023	3,000	$3	3,358,301	$66,948	$22,575,215	$(15,104,452)	$7,537,714

	Preferred Stock Series A		Common Stock		Additional		Total
	$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	51	$—	2,724,422	$54,487	$8,862,050	$(8,528,937)	$387,600
Issuance of common stock for services rendered	—	—	3,094	62	20,938	—	21,000
Stock-based compensation	—	—	17,297	348	104,652	—	105,000
Net loss	—	—	—	—	—	(1,361,476)	(1,361,476)
Balance at March 31, 2022	51	$—	2,744,813	$54,897	$8,987,640	$(9,890,413)	$(847,876)

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(130,339)	$(1,361,476)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	43,739	34,120
Change in provision for doubtful accounts	9,100	(37,800)
Stock-based compensation	60,002	126,000
Amortization of debt issuance costs and debt discounts	96,158	285,870
Amortization of right-of-use assets - finance leases	8,336	8,336
Amortization of right-of-use assets - operating leases	36,270	36,738
Change in fair value of derivative liability	—	953,100
Change in accrued interest on notes payable	34,408	155,268
Change in accrued interest on lease liabilities	5,245	4,462
Amortization of intangible assets	12,185	8,185
Gain on disposal of fixed assets	—	(11,562)
Changes in operating assets and liabilities:
Accounts receivable	(378,211)	276,317
Grant receivable	(277,322)	—
Inventory	(550,215)	(33,191)
Prepaid expenses	18,948	(19,701)
Deposits	(500)	—
Accounts payable and accrued liabilities	1,884,645	670,685
Operating lease liabilities	(45,379)	(30,260)
Net cash provided by operating activities	827,070	1,065,091

Cash flows from investing activities:
Purchase of property and equipment	(17,489)	—
Proceeds from disposal of fixed assets	—	11,562
Purchase of intangible assets	—	(10,000)
Net cash (used in) provided by investing activities	(17,489)	1,562

Cash flows from financing activities:
Payments of notes payable	(91,068)	(81,602)
Payments on lease liabilities	(9,619)	(9,619)
Net cash used in financing activities	(100,687)	(91,221)

Increase in cash	708,894	975,432
Cash at beginning of period	6,742,876	1,412,108
Cash at end of period	$7,451,770	$2,387,540

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,234	$18,242
Cash paid for income taxes	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Debt extension fees and other financing costs added to note principal	$—	$100,000
Issuance of common stock for services rendered	$—	$2,100

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

Unless the context requires otherwise, references to the “Company”, “we”, “us”, “our”, “our Company”, or “our business” refer to Progressive Care Inc. and its subsidiaries.

Note 1. Organization & Nature of Operations

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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), consistent in all material respects with those applied in the 2022 Form 10-K, for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2022 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of stockholders’ equity and statements of cash flows for such interim periods presented. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain 2022 financial information has been reclassified to conform to the 2023 presentation. Such reclassifications do not impact the Company’s previously reported financial position or net income (loss).

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 3 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies for the three months ended March 31, 2023.

Concentrations

The Company had significant concentrations with one vendor. The purchases from this significant vendor were 96% and 98% of total vendor purchases for the three months ended March 31, 2023 and 2022, respectively.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is required to be adopted for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 with early adoption permitted. The Company adopted this guidance effective January 1, 2023 and the adoption had no material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which introduces an impairment model based on expected, rather than incurred, losses. Additionally, it requires expanded disclosures regarding (a) credit risk inherent in a portfolio and how management monitors the portfolio’s credit quality; (b) management’s estimate of expected credit losses; and (c) changes in estimates of expected credit losses that have taken place during the period. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU clarifies receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies various scoping and other issues arising from ASU 2016-13. In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU improves the Codification and amends the interaction of Topic 842 and Topic 326. ASU 2016-13 and related amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance effective January 1, 2023 and the adoption had no material impact on our consolidated financial statements and related disclosures. On an ongoing basis, the Company will contemplate forward-looking economic conditions in recording lifetime expected credit losses for the Company’s financial assets measured at cost, such as the Company’s trade receivables.

Subsequent Events

Resignation of Officer

On April 29, 2023, Mrs. Birute Norkute resigned from her position as Chief Operating Officer (“COO”) of the Company, effective May 1, 2023. Mrs. Norkute remains engaged with the Company as Operations Manager (“OM”). There has been no modifications to Mrs. Norkute’s compensation or benefits in connection with the change of Mrs. Norkute’s position from COO to OM.

Appointment of Officer

Effective May 1, 2023, Dr. Pamela Roberts serves as COO of the Company. Prior to her appointment as COO, Dr. Roberts served as the Company’s Director of Pharmacy and Pharmacist in Charge. In connection with such appointment, Dr. Roberts has entered into an employment agreement, which increased her base salary to $180,000 in addition to certain other benefits.

Securities Purchase Agreement

On May 5, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with NextPlat Corp. (“NextPlat”), pursuant to which NextPlat agreed to purchase 455,000 newly issued units of securities from the Company (the “Units”) at a price per Unit of $2.20 for an aggregate purchase price of $1.0 million (the “Unit Purchase”). Each Unit consists of one share of common stock, par value $0.0001 per share, of Progressive Care (“Common Stock”) and one warrant to purchase a share of Common Stock (the “PIPE Warrants”). The PIPE Warrants have a three-year term and will be immediately exercisable. Each PIPE Warrant is exercisable at $2.20 per share of Common Stock. On May 9, 2023, the Company and NextPlat closed the transactions contemplated in the SPA. The Company intends to use the net proceeds from the Unit Purchase for its working capital needs. The Company received cash proceeds of $880,000, net of placement agent commission of $70,000 and legal fees of $50,000.

Simultaneous with the closing, the Company entered into a Debt Conversion Agreement (the “DCA”) with NextPlat and the other holders (the “Holders”) of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by the Company in the original face amount of $2,790,886 (the “Note”). Pursuant to the DCA, NextPlat and the other Holders agreed to convert the total $2,887,229 of outstanding principal and accrued and unpaid interest to Common Stock at a conversion price of $2.20 per share (the “Debt Conversion”). Of the total 1,312,379 shares of Common Stock issued upon conversion of the Note pursuant to the DCA, NextPlat received 570,599 shares, Charles M. Fernandez, the Company’s Chairman and Chief Executive Officer, received 228,240 shares, and Rodney Barreto, the Company’s Vice-Chairman of the Board of Directors, received 228,240 shares. In addition, each of the Holders also received a warrant to purchase one share of Common Stock for each share of Common Stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and will be immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock.

At the same time, the Company and NextPlat entered into a First Amendment (the “Amendment”) to that certain Securities Purchase Agreement dated November 16, 2022 (the “Debenture Purchase Agreement”). Under the Debenture Purchase Agreement, the Company agreed to issue, and NextPlat agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10.0 million of secured convertible debentures from NextPlat (the “Debentures”). Pursuant to the Amendment, NextPlat and Progressive Care agreed to amend the Debenture Purchase Agreement and the form of Debenture attached as an exhibit thereto to have a conversion price of $2.20 per share. As of May 12, 2023, the date the Unaudited Condensed Consolidated Financial Statements were available to be issued, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

Dawson James Securities, Inc. (the “Placement Agent”) served as placement agent for the Unit Purchase. In consideration for the Placement Agent’s services, the Company issued to the Placement Agent and its affiliates warrants to purchase 91,000 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have a five-year term and will be exercisable in December 2023. Each Placement Agent Warrant is exercisable at $2.20 per share of Common Stock.

In addition, the Company issued 330,000 warrants to certain existing Progressive Care investors to induce them to approve the transaction contemplated by the SPA (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and will be immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Common Stock.

Note 4. Fair Value Measurements

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

●	Cash, accounts receivable, and accounts payable and accrued liabilities: The amounts reported in the accompanying Condensed Consolidated Balance Sheets approximate fair value due to their short-term nature.

●	Notes payable and lease liabilities: The carrying amount of notes payable approximated fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing. The carrying value of lease liabilities approximated fair value due to the implicit rate in the lease in relation to the Company’s borrowing rate and the duration of the leases (Level 2 inputs).

Note 5. Revenue

The Company recognizes pharmacy revenue and 340B contract revenue from dispensing prescription drugs at the time the drugs are physically delivered to a customer or when a customer picks up their prescription or purchases merchandise at the store, which is the point in time when control transfers to the customer. Each prescription claim is considered an arrangement with the customer and is a separate performance obligation. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed electronically. For third-party medical insurance and other claims, authorization is obtained to ensure payment from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained for these sales electronically and a corresponding authorization number is issued by the customers’ insurance provider.

The Company recognizes COVID-19 testing revenue when the tests are performed and results are delivered to the customer. Each test is considered an arrangement with the customer and is a separate performance obligation. Payment is generally received in advance from the customer.

Billings for most prescription orders are with third-party payers, including Medicare, Medicaid, and insurance carriers. Customer returns are nominal. Prescription revenues were 92% and 86% of total revenue for the three months ended March 31, 2023 and 2022, respectively.

The Company accrues an estimate of pharmacy benefit manager (“PBM”) fees, including direct and indirect remuneration (“DIR”) fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known.

The following table disaggregates net revenue by categories:

	Three Months Ended March 31,
	2023	2022
Prescription revenue	$10,440,944	$8,605,882
340B contract revenue	1,576,295	387,956
COVID-19 testing revenue	45,456	1,291,017
Rent and other revenue	15	207
Sub total	12,062,710	10,285,062
PBM fees	(670,766)	(234,067)
Revenues, net	$11,391,944	$10,050,995

Note 6. Earnings (Loss) per Share

The components of basic and diluted earnings (loss) per share (“EPS”) were as follows:

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common shareholders	$(130,339)	$(1,361,476)

Basic weighted average common shares outstanding	3,355,546	2,727,482
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	3,355,546	2,727,482

Basic weighted average loss per common share	$(0.04)	$(0.50)
Diluted weighted average loss per common share	$(0.04)	$(0.50)

Note 7. Accounts Receivable – Trade, net

Accounts receivable consisted of the following at:

	March 31, 2023	December 31, 2022
Gross accounts receivable – trade	$4,517,544	$3,875,686
Less: allowance for doubtful accounts	(213,000)	(203,900)
Accounts receivable – trade, net	$4,304,544	$3,671,786

For the three months ended March 31, 2023 and 2022, the Company recognized bad debt expense (recovery) in the amount of approximately $9,000 and $(38,000), respectively.

The Company’s trade receivables are primarily from prescription medications billed to various insurance providers. Ultimately, the insured is responsible for payment should the insurance company not reimburse the Company.

Accounts receivable – trade, net as of January 1, 2022 and March 31, 2022 were approximately $2.2 million and $1.5 million, respectively.

The Company generated reimbursements from three significant PBMs:

	Three Months Ended March 31,
	2023	2022
A	53%	57%
B	37%	35%
C	7%	5%

Note 8. Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Building	$1,651,069	$1,651,069
Building improvements	513,075	513,075
Furniture and equipment	441,318	423,829
Leasehold improvements and fixtures	276,614	276,614
Vehicles	251,715	251,715
Land	184,000	184,000
Computer equipment	101,230	101,230
Total	3,419,021	3,401,532
Less: accumulated depreciation	(862,518)	(818,779)
Property and equipment, net	$2,556,503	$2,582,753

Depreciation expense for the three months ended March 31, 2023 and 2022 was approximately $52,000 and $42,000, respectively.

Note 9. Intangible Assets

Intangible assets consisted of the following at:

	March 31, 2023	December 31, 2022
Trade names	$362,000	$362,000
Pharmacy records	263,000	263,000
Non-compete agreements	166,000	166,000
Software	86,424	86,424
Website	67,933	67,933
Subtotal	945,357	945,357
Less accumulated amortization	(830,846)	(818,661)
Net intangible assets	$114,511	$126,696

Amortization of intangible assets amounted to approximately $12,000 and $8,000 for the three months ended March 31, 2023 and 2022, respectively. The following table represents the total estimated future amortization of intangible assets for the five succeeding years:

Year	Amount
2023 (remaining nine months)	$36,587
2024	30,390
2025	17,285
2026	17,285
2027	12,964
Total	$114,511

Note 10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at:

	March 31, 2023	December 31, 2022
Accounts payable – trade	$7,940,209	$6,517,496
Accrued payroll and payroll taxes	317,100	228,957
Accrued DIR fees	552,031	500,589
Other accrued liabilities	451,064	137,294
Total	$9,260,404	$7,384,336

Note 11. Notes Payable

Notes payable consisted of the following at:

	March 31, 2023	December 31, 2022
A. Convertible note payable and accrued interest - collateralized	$2,872,318	$2,837,910
B. Mortgage note payable - commercial bank - collateralized	1,204,689	1,225,913
C. Note payable - uncollateralized	25,000	25,000
D. Notes payable - collateralized	123,596	137,017
Insurance premiums financing	32,456	70,302
Subtotal	4,258,059	4,296,142
Less: unamortized debt discount	(1,724,427)	(1,820,585)
Total	2,533,632	2,475,557
Less: current portion of notes payable	(185,831)	(226,931)
Long-term portion of notes payable	$2,347,801	$2,248,626

The corresponding notes payable above are more fully discussed below:

(A) Convertible Note Payable – collateralized

NextPlat Investors

In August 2022, the Company entered into the Modification Agreement with the NextPlat investors wherein the terms were modified for an existing Secured Convertible Promissory Note originally held by Iliad Research (“the Note”) and sold to the NextPlat investors (“the NextPlat Investors Note”). The NextPlat investors purchased the Note as part of a Confidential Note Purchase and Release Agreement between Iliad Research and the NextPlat investors. As of the date of the SPA, the aggregate amount of principal and interest outstanding on the NextPlat Investors Note was approximately $2.8 million. As part of the Modification Agreement, the NextPlat investors agreed to modify the following terms of the NextPlat Investors Note:

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

The outstanding balance on the NextPlat Investors Note was approximately $2.9 million as of March 31, 2023, inclusive of accrued interest in the amount of approximately $81,000. The Note is reported net of a debt discount of approximately $1.7 million on the Condensed Consolidated Balance Sheets as of March 31, 2023.

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

Debt issuance costs and debt discount are amortized to interest expense over the term of the related debt using the straight-line method. Total amortization expense for the three months ended March 31, 2023 was approximately $96,000.

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

(C) Note Payable – Uncollateralized

As of March 31, 2023 and December 31, 2022, the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(D) Notes Payable – Collateralized

In September 2019, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to pay off a capital lease obligation on pharmacy equipment in the amount of $85,429. The terms of the promissory note payable require 48 monthly payments of $2,015, including interest at 6.5%. The balance outstanding on the note payable was approximately $10,000 and $16,000 as of March 31, 2023 and December 31, 2022, respectively. The promissory note is secured by equipment with a net book value of approximately $11,000 and $16,000 as of March 31, 2023 and December 31, 2022, respectively.

In April 2021, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of $29,657. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding as of March 31, 2023 and December 31, 2022 on the note payable was approximately $8,300 and $9,000, respectively.

In July 2022, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount approximately of $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $86,000 and $90,000 as of March 31, 2023 and December 31, 2022, respectively.

In September 2022, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase a vehicle in the amount approximately of $25,000. The terms of the promissory note payable require 24 monthly payments of $1,143, including interest at 8.29% starting October 2022. The balance outstanding on the note payable was approximately $19,000 and $22,000 as of March 31, 2023 and December 31, 2022, respectively.

Principal outstanding as of March 31, 2023, is expected to be repayable as follows:

Year	Amount
2023 (remaining nine months)	$154,440
2024	121,126
2025	114,419
2026	118,630
2027	123,597
Thereafter	3,625,847
Total	$4,258,059

Interest expense on these notes payable, exclusive of debt discount and debt issue cost amortization, was approximately $51,000 and $173,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 12. Stockholders’ Equity

On December 29, 2022, we effected a 1-for-200 reverse stock split of our common stock and the number of shares of common stock that we are authorized to issue was reduced to 100 million. All fiscal year 2022 common stock share information has been retrospectively adjusted to reflect the reverse stock split.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized.

On August 30, 2022, pursuant to a SPA with NextPlat, the Company sold 3,000 units wherein each unit is made up of one share of Series B Convertible Preferred Stock, $0.001 par value, and Investor Warrants. Each warrant entitles the holder to purchase one share of Series B Convertible Preferred Stock at an exercise price of $2,000. The Investor Warrants may also be exercised, in whole or in part, by means of a cashless exercise. The Series B Convertible Preferred Stock has a stated value of $2,000 per share and each Preferred Stock share has the equivalent voting rights of 500 common stock shares. Each share of Series B Convertible Preferred Stock is convertible at any time at the option of the holder into shares of the Company’s common stock determined by dividing the stated value by the conversion price which is $4.00.

As of March 31, 2023 and December 31, 2022, 100,000 shares are designated as Series B Preferred Stock, par value $0.001 per share and 9,900,000 shares of undesignated preferred shares, par value $0.001 per share.

With respect to all matters upon which stockholders are entitled to vote or to which shareholders are entitled to give consent, the holders of the outstanding shares of Preferred Stock shall vote together with the holders of common stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Certificate of Incorporation or By-laws.

Note 13. Stock-Based Compensation

For the three months ended March 31, 2023 and 2022, the Company recorded total stock-based compensation expense of approximately $60,000 and $126,000, respectively. There were no income tax benefits recognized from stock-based compensation during the three months ended March 31, 2023 and 2022 due to cumulative losses and valuation allowances.

Note 14. Commitments and Contingencies

Legal Matters

On May 3, 2022, a complaint was filed by the Plaintiff Positive Health Alliance, Inc. (“PHA”) against Pharmco LLC, a wholly owned subsidiary of the Company, in the U.S. Circuit Court of Miami Dade, Florida, alleging that defendant failed to pay amounts due and owing to PHA under the parties’ contract for discounted prescription drugs. PHA is seeking judgment against Pharmco for compensatory damages in the amount of $407,504, plus attorneys’ fees and costs. PHA and Pharmco entered into a settlement agreement on July 1, 2022, pursuant to which Pharmco paid to PHA the total amount of $407,504 in 13 installment payments. The complaint was dismissed with prejudice on July 8, 2022. The balance outstanding was approximately $190,000 and $280,000 as March 31, 2023 and December 31, 2022, respectively (recorded in Accounts Payable and Accrued Liabilities).

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

Note 15. Related Party Transactions

On February 1, 2023, the Company entered into a Management Services Agreement with NextPlat Corp to provide certain management and administrative services to the Company for $25,000 per month fee. During the three months ended March 31, 2023, the Company paid $50,000 to NextPlat as management fees.

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

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item I of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including potential impacts on our business, results of operations and financial condition. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.

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

We provide TPA, data management, COVID-19 related diagnostics and vaccinations, prescription pharmaceuticals, compounded medications, telepharmacy services, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, medication adherence packaging, contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program, and health practice risk management. We are focused on improving the lives of patients with complex chronic diseases through a patient and provider engagement and our partnerships with payors, pharmaceutical manufacturers, and distributors. We offer a broad range of solutions to address the dispensing, delivery, dosing, and reimbursement of clinically intensive, high-cost drugs.

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

ClearMetrX

We formed ClearMetrX in June 2020, the Company’s first wholly owned data management company with services designed to support health care organizations across the country. ClearMetrX includes data management and TPA services for 340B covered entities, pharmacy analytics, and programs to manage HEDIS Quality Measures including Medication Adherence. These offerings cater to the need for frontline providers to understand best practices, patient behaviors, care management processes, and the financial mechanisms behind these decisions. We provide data access, and actionable insights that providers and support organizations can use to improve their practice and patient care. The Company’s TPA services include management of wholesale accounts, patient eligibility with regard to the 340B drug program, development and review of 340B policies and procedures, and management of receivables.

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

Through ClearMetrX, TPA and data management fees for the three months ended March 31, 2023 and 2022, were approximately $0.5 million and $0.1 million, respectively. These fees have gross margins significantly greater than those generated from our pharmacy operations.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2022 Form 10-K.

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The following table summarizes our results of operations:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Total revenues, net	$11,391,944	$10,050,995	$1,340,949	13%
Total cost of revenue	8,245,259	7,670,390	574,869	7%
Total gross profit	3,146,685	2,380,605	766,080	32%
Operating expenses	3,132,890	2,516,162	616,728	25%
Income (loss) from operations	13,795	(135,557)	149,352	110%
Other loss	(144,134)	(1,225,919)	1,081,785	88%
Loss before income taxes	(130,339)	(1,361,476)	1,231,137	90%
Income taxes	—	—	—	-%
Net loss attributable to common shareholders	$(130,339)	$(1,361,476)	$1,231,137	90%

For the three months ended March 31, 2023 and 2022, we recognized overall revenue from operations of approximately $11.4 million and $10.1 million, respectively. Net pharmacy revenues increased by approximately $1.3 million during the three months ended March 31, 2023 when compared to the same period in 2022. The increase in revenue was primarily attributable to an increase in pharmacy revenue of approximately $1.8 million and an increase in 340B contract revenue of approximately $1.2 million, which was offset by an increase in PBM fees of approximately $0.4 million and a decrease in COVID-19 testing revenue of approximately $1.2 million, when compared to the prior year period.

Gross profit margins increased from 24% for the three months ended March 31, 2022, to 28% for the three months ended March 31, 2023. The increase in gross profit margins during the first quarter of 2023 compared to the same period in 2022, was primarily attributable to the increase in 340B contract revenue, which has higher margins than revenue generated from pharmacy operations.

Income from operations increased by approximately $0.1 million for the three months ended March 31, 2023, when compared to the three months ended March 31, 2022, as a result of the increase in gross profit of approximately $0.7 million, partially offset by the increase in operating expenses of approximately $0.6 million.

Revenue

Our revenues were as follows:

	Three Months Ended March 31,
	2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Prescription revenue	$10,440,944	92%	$8,605,882	86%	$1,835,062	21%
340B contract revenue	1,576,295	14%	387,956	4%	1,188,339	306%
COVID-19 testing revenue	45,456	0%	1,291,017	13%	(1,245,561)	-96%
Rent and other revenue	15	0%	207	0%	(192)	-93%
	12,062,710	106%	10,285,062	102%	1,777,648	17%
PBM fees	(670,766)	-6%	(234,067)	-2%	(436,699)	187%
Revenues, net	$11,391,944	100%	$10,050,995	100%	$1,340,949	13%

Prescription revenues represented 92% and 86% of all revenue for the three months ended March 31, 2023 and 2022, respectively. Revenue from 340B contracts was 14% and 4%, respectively, as a percentage of total net revenues for the three months ended March 31, 2023 and 2022.

We have filled approximately 120,000 and 111,000 prescriptions during the three months ended March 31, 2023 and 2022, respectively, an 8% year-over-year increase in the number of prescriptions filled.

Dispensing fee and TPA revenue earned on our 340B contracts for the three months ended March 31, 2023 and 2022 were approximately $1.6 million and $0.4 million, respectively. 340B contract revenue increased by approximately $1.2 million for the three months ended March 31, 2023 when compared to the prior year period. The increase in 340B contract revenue was primarily attributable to an increase in our existing 340B contracts of approximately $0.9 million and an increase in new 340B contract revenue of approximately $0.3 million.

COVID-19 testing revenue decreased by approximately $1.2 million for the three months ended March 31, 2023 when compared to the prior year period due to the Company recording record COVID-19 testing revenue in the first quarter of 2022 as the country was dealing with the Delta and Omicron outbreak during that period. Since the first quarter of 2022, the demand for COVID-19 testing has slowed down as the need for testing has decreased as it relates to travel and business continuity. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media productions companies and these relationships may provide us with recurring COVID-19 testing revenue.

Operating Expenses

Our operating expenses increased by approximately $0.6 million, or 25%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was mainly attributable to a settlement of a pharmacy claims audit in the ordinary course of business in the amount of approximately $0.3 million, as well as an increase in salaries and wages of approximately $0.1 million and an increase in non-recurring consulting fees of approximately $0.2 million.

Other Loss

Other loss decreased by approximately $1.1 million for the three months ended March 31, 2023, as compared to the same period in 2022. The decrease was primarily attributable to the decrease in interest expense of approximately $0.3 million, as well as the adverse change in the fair value of derivative liability recorded in the prior year period of approximately $1.0 million, which was partially offset by a gain on debt extinguishment of approximately $0.2 million.

Net Loss

We had a net loss of approximately $0.1 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in net loss is attributable to non-operating items primarily recorded in the prior year period such as the adverse change in the fair value of derivative liabilities, as well as the decrease in interest expense period-over-period.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization, stock-based compensation, and certain other items that we do not consider indicative of our ongoing operating performance (which items are itemized below). Adjusted EBITDA is a non-GAAP financial measure.

We consider Adjusted EBITDA to be a supplemental measure of our operating performance. We present Adjusted EBITDA because it is used by our Board of Directors and management to evaluate our operating performance. It is also used as a factor in determining incentive compensation, for budgetary planning and forecasting overall financial and operational expectations, for identifying underlying trends, and for evaluating the effectiveness of our business strategies. Further, we believe it assists us, as well as investors, in comparing performance from period to period on a consistent basis. Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles.

As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all the amounts associated with our results of operations as determined in accordance with U.S. GAAP and therefore you should not consider Adjusted EBITDA in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. You should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in the presentation, and we do not infer that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA does not include:

●	depreciation expense from property and equipment or amortization expense from acquired intangible assets (and although they are non-cash charges, the assets being depreciated/amortized will often have to be replaced in the future);
●	interest expense on our debt and capital leases or interest income we earn on cash and cash equivalents;
●	the amounts we paid in taxes or other components of our tax provision (which reduces cash available to us);
●	change in fair value of derivatives;
●	certain expenses associated with our acquisition activities; or
●	the impact of stock-based compensation or other matters we do not consider to be indicative of our ongoing operations.

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

The table below presents a reconciliation of the most directly comparable U.S. GAAP measure, net (loss) income attributable to us, to Adjusted EBITDA for the periods indicated below:

	Three Months Ended March 31,
	2023	2022
Net loss	$(130,339)	$(1,361,476)
Interest expense	149,800	459,381
Change in fair value of derivative liability	—	953,100
Income tax expense	—	—
Depreciation and amortization expense	64,260	50,641
Consolidated Adjusted EBITDA	$83,721	$101,646

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2023	2022
Net change in cash from:
Operating activities	$827,070	$1,065,091
Investing activities	(17,489)	1,562
Financing activities	(100,687)	(91,221)
Change in cash	708,894	975,432
Cash at end of period	$7,451,770	$2,387,540

Net cash provided by operating activities totaled approximately $0.8 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in operational cash flows was mainly attributable to the $1.0 million change in fair value of derivative liability recognized in the prior year period, partially offset by the $1.2 million increase in the timing of payables.

Net cash used in investing activities was approximately $17,000 for the three months ended March 31, 2023, compared to net cash provided by investing activities of approximately $1,600 for the same period in 2022. The cash outflow in 2023 was attributable to the purchase of fixed assets. The cash inflow in 2022 was attributable to the proceeds from disposal of fixed assets, offset by payments made in developing internal use software.

Net cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2023 and 2022.

Liquidity and Capital Resources

We have an accumulated deficit of approximately $15.1 million and $15.0 million as of March 31, 2023 and December 31, 2022, respectively. We have spent, and expect to continue to spend, additional amounts in connection with implementing our business strategy.

For the three months ended March 31, 2023, we had a net loss of approximately $0.1 million, income from operations of approximately $13,800, and net cash provided by operating activities of approximately $0.8 million. The Company’s cash position was approximately $7.5 million as of March 31, 2023.

On May 5, 2023 we entered into a Securities Purchase Agreement (the “SPA”) with NextPlat Corp (“NextPlat”), pursuant to which NextPlat agreed to purchase 455,000 newly issued units of securities from Progressive Care (the “Units”) at a price per Unit of $2.20 for an aggregate purchase price of $1.0 million (the “Unit Purchase”). Each Unit consists of one share of common stock, par value $0.0001 per share, of Progressive Care (“Common Stock”) and one warrant to purchase a share of Common Stock (the “PIPE Warrants”). The PIPE Warrants have a three-year term and will be immediately exercisable. Each PIPE Warrant is exercisable at $2.20 per share of Common Stock. On May 9, 2023, the Company and NextPlat closed the transactions contemplated in the SPA. We intend to use the net proceeds from the Unit Purchase for our working capital needs. We received cash proceeds of $880,000, net of placement agent commission of $70,000 and legal fees of $50,000.

Simultaneous with the closing, we entered into a Debt Conversion Agreement (the “DCA”) with NextPlat and the other holders (the “Holders”) of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by the Company in the original face amount of $2,790,885.63 (the “Note”). Pursuant to the DCA, NextPlat and the other Holders agreed to convert the total $2,887,229 of outstanding principal and accrued and unpaid interest to Common Stock at a conversion price of $2.20 per share (the “Debt Conversion”). Of the total 1,312,379 shares of Common Stock issued upon conversion of the Note pursuant to the DCA, NextPlat received 570,599 shares, Charles M. Fernandez, the Company’s Chairman and Chief Executive Officer, received 228,240 shares, and Rodney Barreto, the Company’s Vice-Chairman of the Board of Directors, received 228,240 shares. In addition, each of the Holders also received a warrant to purchase one share of Common Stock for each share of Common Stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and will be immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock.

At the same time, the Company and NextPlat entered into a First Amendment (the “Amendment”) to that certain Securities Purchase Agreement dated November 16, 2022 (the “Debenture Purchase Agreement”). Under the Debenture Purchase Agreement, we agreed to issue, and NextPlat agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10 million of secured convertible debentures from NextPlat (the “Debentures”). Pursuant to the Amendment, NextPlat and the Company agreed to amend the Debenture Purchase Agreement and the form of Debenture attached as an exhibit thereto to have a conversion price of $2.20 per share. As of May 12, 2023, the date the Unaudited Condensed Consolidated Financial Statements were available to be issued, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

Dawson James Securities, Inc. (the “Placement Agent”) served as placement agent for the Unit Purchase. In consideration for the Placement Agent’s services, we issued to the Placement Agent and its affiliates warrants to purchase 91,000 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have a five-year term and will be exercisable in December 2023. Each Placement Agent Warrant is exercisable at $2.20 per share of Common Stock.

In addition, we issued 330,000 warrants to certain existing Progressive Care investors to induce them to approve the transaction contemplated by the SPA (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and will be immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Common Stock.

Management believes that the above transactions, along with the cash we expect to generate from pharmacy sales, will allow us to operate and meet our obligations over the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Recent Accounting Pronouncements

The most recently adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 3 in the Notes to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this Item.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Inherent Limitations on Controls. Management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Note 14. Commitments and Contingencies – Legal Matters” included in the Notes to the Condensed Consolidated Financial Statements included in Part I., Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023, and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition, and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2023, the Company issued 8,197 shares of common stock valued at $50,002, or $6.10 per share, to Joseph Ziegler pursuant to a Directors Agreement dated December 9, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Management Services Agreement, dated February 1, 2023, by and between the Company and NextPlat Corp.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Progressive Care Inc.

Date: May 12, 2023	By:	/s/ Charles M. Fernandez
Charles M. Fernandez Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Cecile Munnik
Cecile Munnik Chief Financial Officer (Principal Financial and Accounting Officer)

