Form 10-Q
period 2023-06-30
Progressive Care Inc.
filed 2023-08-14
CIK 1402945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ☐ to ☐

Commission File Number: 000-52684

Progressive Care Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Ansin Blvd., Suite A, Hallandale Beach, FL	33009
(Address of principal executive offices)	(Zip Code)

(305) 760-2053

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares of the registrant’s common stock outstanding as of August 9, 2023 was 6,189,448.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023, this quarterly report on Form 10-Q for the three months ended June 30, 2023, and our other reports that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$7,352,183	$6,742,876
Accounts receivable – trade, net	4,951,408	3,671,786
Receivables - other, net	1,526,756	2,004,805
Inventory, net	1,630,881	713,284
Prepaid expenses	220,314	245,983
Total Current Assets	15,681,542	13,378,734
Property and equipment, net	2,720,471	2,582,753
Other Assets
Goodwill	1,387,860	1,387,860
Intangible assets, net	102,327	126,696
Operating right-of-use assets, net	368,270	446,180
Finance right-of-use assets, net	37,143	53,814
Deposits	39,137	38,637
Total Other Assets	1,934,737	2,053,187
Total Assets	$20,336,750	$18,014,674
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$8,196,322	$7,384,336
Notes payable and accrued interest	148,181	226,931
Operating lease liabilities	184,378	200,314
Finance lease liabilities	23,816	33,616
Total Current Liabilities	8,552,697	7,845,197
Long-term Liabilities
Notes payable, net of current portion	1,173,364	2,248,626
Operating lease liabilities, net of current portion	215,203	278,602
Finance lease liabilities, net of current portion	14,735	24,198
Total Liabilities	9,955,999	10,396,623

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred Stock, Series B ($0.001 par value, 100,000 shares designated; 3,000 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	3	3
Common stock ($0.0001 par value, 100,000,000 shares authorized; 5,188,033 and 3,347,440 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	67,131	66,947
Additional paid-in capital	30,055,095	22,525,214
Accumulated deficit	(19,741,478)	(14,974,113)
Total Stockholders’ Equity	10,380,751	7,618,051
Total Liabilities and Stockholders’ Equity	$20,336,750	$18,014,674

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net	$11,556,085	$9,973,584	$22,948,029	$20,024,580

Cost of revenue	7,997,239	7,943,231	16,242,498	15,613,620

Gross profit	3,558,846	2,030,353	6,705,531	4,410,960

Operating expenses
Selling, general and administrative expenses	2,922,674	2,207,723	6,046,464	4,761,687
Bad debt expense (recovery)	12,000	19,900	21,100	(17,900)
Total operating expenses	2,934,674	2,227,623	6,067,564	4,743,787

Income (loss) from operations	624,172	(197,270)	637,967	(332,827)

Other income (loss)
Change in fair value of derivative liabilities	—	(220,300)	—	(1,173,400)
Loss on debt extinguishment	—	(237,173)	—	(62,173)
Debt conversion expense	(5,205,609)	—	(5,205,609)	—
Other finance costs	—	(147,204)	—	(147,204)
Gain on sale or disposal of property and equipment	2,500	—	2,500	11,562
Interest income	6,751	—	12,417	—
Interest expense	(64,840)	(77,909)	(214,640)	(537,290)
Total other loss	(5,261,198)	(682,586)	(5,405,332)	(1,908,505)
Loss before income taxes	(4,637,026)	(879,856)	(4,767,365)	(2,241,332)
Provision for income taxes	—	(866)	—	(866)
Net loss attributable to common shareholders	$(4,637,026)	$(880,722)	$(4,767,365)	$(2,242,198)

Basic and diluted weighted average loss per common share	$(1.05)	$(0.32)	$(1.22)	$(0.82)

Weighted average number of common shares outstanding during the year – basic and diluted	4,426,978	2,744,910	3,895,532	2,736,244

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Preferred Stock, Series B		Common Stock		Additional		Total
	$0.001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	3,000	$3	3,347,440	$66,947	$22,525,214	$(14,974,113)	$7,618,051
Stock-based compensation	—	—	10,861	1	50,001	—	50,002
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(130,339)	(130,339)
Balance at March 31, 2023	3,000	3	3,358,301	66,948	22,575,215	(15,104,452)	7,537,714
Stock-based compensation	—	—	62,353	6	199,594	—	199,600
Issuance of common stock for PIPE transaction	—	—	455,000	46	999,954	—	1,000,000
Cost associated with issuance of common stock for PIPE transaction	—	—	—	—	(120,000)	—	(120,000)
Issuance of common stock and common stock purchase warrants for debt conversion	—	—	1,312,379	131	6,400,332	—	6,400,463
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(4,637,026)	(4,637,026)
Balance at June 30, 2023	3,000	$3	5,188,033	$67,131	$30,055,095	$(19,741,478)	$10,380,751

	Preferred Stock, Series A		Common Stock		Additional		Total
	$0.001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 31, 2021	51	$—	2,724,422	$54,487	$8,862,050	$(8,528,937)	$387,600
Issuance of common stock for services	—	—	3,094	62	20,938	—	21,000
Stock-based compensation	—	—	17,297	348	104,652	—	105,000
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(1,361,476)	(1,361,476)
Balance March 31, 2022	51	—	2,744,813	54,897	8,987,640	(9,890,413)	(847,876)
Net loss for the three months ended June 30, 2022	—	—	—	—	—	(880,722)	(880,722)
Balance June 30, 2022	51	$—	2,744,813	$54,897	$8,987,640	$(10,771,135)	$(1,728,598)

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,767,365)	$(2,242,198)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	95,646	63,478
Change in provision for doubtful accounts	21,100	(17,900)
Stock-based compensation	249,602	126,000
Amortization of debt issuance costs and debt discounts	128,211	285,870
Loss on debt extinguishment	—	62,173
Debt conversion expense	5,205,609	—
Other financing costs	—	147,204
Amortization of right-of-use assets - finance leases	16,672	16,672
Amortization of right-of-use assets - operating leases	77,909	73,913
Change in fair value of derivative liability	—	1,173,400
Change in accrued interest on notes payable	46,552	435,330
Change in accrued interest on lease liabilities	10,224	13,078
Amortization of intangible assets	24,369	16,048
Gain on sale or disposal of property and equipment	(2,500)	(11,562)
Changes in operating assets and liabilities:
Accounts receivable	(1,099,995)	48,101
Grant receivable	277,322	—
Inventory	(917,597)	(24,212)
Prepaid expenses	25,669	23,951
Deposits	(500)	—
Accounts payable and accrued liabilities	850,660	840,117
Operating lease liabilities	(91,379)	(70,317)
Net cash provided by operating activities	150,209	959,146

Cash flows from investing activities:
Purchase of property and equipment	(233,364)	—
Proceeds from sale or disposal of property and equipment	2,500	11,562
Purchase of intangible assets	—	(10,000)
Net cash (used in) provided by investing activities	(230,864)	1,562

Cash flows from financing activities:
Payments on notes payable	(172,595)	(126,651)
Payments on finance lease liabilities	(17,443)	(19,238)
Issuance of common stock for PIPE transaction	1,000,000	—
Payment of stock issuance costs	(120,000)	—
Net cash provided by (used in) financing activities	689,962	(145,889)

Increase in cash	609,307	814,819
Cash at beginning of period	6,742,876	1,412,108
Cash at end of period	$7,352,183	$2,226,927

Supplemental disclosures of cash flow information:
Cash paid for interest	$36,734	$33,702
Cash paid for income taxes	$—	$866

Supplemental schedule of non-cash investing and financing activities:
Debt conversion of long-term notes payable and accrued interest, net of unamortized debt discount and debt issuance costs	$1,194,855	$—
Issuance of common stock and common stock purchase warrants for debt conversion	$6,400,463	$—
Debt extension fees and other financing costs added to note principal	$—	$484,377
Issuance of common stock for services rendered	$—	$21,000
Insurance premiums financed through issuance of note payable	$—	$20,395

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

June 30, 2023

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

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 3 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies for the six months ended June 30, 2023.

Concentrations

The Company had significant concentrations with one vendor. The purchases from this significant vendor were 97% and 96% of total vendor purchases for the three months ended June 30, 2023 and 2022, respectively, and 97% for the six months ended June 30, 2023 and 2022, respectively.

Recently Adopted Accounting Standards

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-04, “Liabilities (Topic 405) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121”, to amend and add various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Bulletin No. 121. The Company adopted this conforming guidance upon issuance and the adoption had no material impact on our condensed consolidated financial statements and related disclosures.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)”, to amend various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The Company adopted this conforming guidance upon issuance and the adoption had no material impact on our condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which introduces an impairment model based on expected, rather than incurred, losses. Additionally, it requires expanded disclosures regarding (a) credit risk inherent in a portfolio and how management monitors the portfolio’s credit quality; (b) management’s estimate of expected credit losses; and (c) changes in estimates of expected credit losses that have taken place during the period. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU clarifies receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies various scoping and other issues arising from ASU 2016-13. In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This ASU improves the Codification and amends the interaction of Topic 842 and Topic 326. ASU 2016-13 and related amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance effective January 1, 2023 and the adoption had no material impact on our condensed consolidated financial statements and related disclosures. On an ongoing basis, the Company will contemplate forward-looking economic conditions in recording lifetime expected credit losses for the Company’s financial assets measured at cost.

Subsequent Events

Appointment of Directors

Effective July 17, 2023, the Board of Directors of the Company, appointed Elizabeth Alcaine and Anthony Armas as directors of the Company. In connection with such appointment, Ms. Alcaine and Mr. Armas entered into Director Agreements with the Company and were each issued $50,000 in shares of the Company's common stock. Annually, after execution of the Agreement and subject to continued service on the Board, Ms. Alcaine and Mr. Armas will each be issued the number of shares of the Company’s common stock equivalent to $50,000 as determined based on the average closing price on the three trading days immediately preceding the last day of such anniversary date.

          Change in Control Transactions

On July 1, 2023, NextPlat Corp (“NextPlat”), Charles M. Fernandez, and Rodney Barreto exercised common stock purchase warrants and were issued common stock shares by the Company. Charles M. Fernandez serves as the Chairman and Chief Executive Officer of the Company and the Chief Executive Officer, Executive Chairman and Director of NextPlat. Rodney Barreto serves as the Vice-Chairman of the Company and a Director of NextPlat. NextPlat exercised common stock purchase warrants on a cashless basis and was issued 402,269 common stock shares. NextPlat also exercised common stock purchase warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 common stock shares. Mr. Fernandez exercised common stock purchase warrants on a cashless basis and was issued 211,470 common stock shares. Mr. Barreto exercised common stock purchase warrants on a cashless basis and was issued 130,571 common stock shares. After the exercise of the common stock purchase warrants, NextPlat, Messrs. Fernandez and Barreto collectively owned 53% of the Company’s voting common stock. As of June 30, 2023, prior to the exercise of common stock purchase warrants, NextPlat and Messrs. Fernandez and Barreto collectively owned approximately 46% of the Company’s voting common stock.

Also, on June 30, 2023, NextPlat, along with Messrs. Fernandez and Barreto, entered into a voting agreement whereby at any annual or special shareholders meeting of the Company’s stockholders, and whenever the holders of the Company’s common stock act by written consent, Messrs. Fernandez and Barreto agreed to vote all of the common stock shares (including any new shares hereafter acquired or acquired through the conversion of securities convertible into Common Stock) that they own, directly or indirectly, in the same manner that NextPlat votes its Common Stock and equivalents. The voting agreement is irrevocable and perpetual in term.

As a result of the common stock purchase warrant exercises and the entry into the voting agreement, the Company concluded that there was a change in control in the Company under the voting interest model in U.S. GAAP. As of July 1, 2023, NextPlat has the right to control more than 50 percent of the voting interest in the Company through the concurrent common stock purchase warrant exercises and voting agreement noted above. Therefore, under U.S. GAAP, beginning on July 1, 2023, NextPlat will include Progressive Care’s financial statements in its consolidated financial statements.

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

Common Stock Purchase Warrants

As of June 30, 2023, the Company had common stock purchase warrants classified as Level 3 equity instruments. The fair value of the common stock purchase warrants on the date of issuance was approximately $4.6 million. The Company used the Monte Carlo simulation model for valuation of the common stock purchase warrants. Key inputs into the Monte Carlo simulation model were as follows at the valuation date: risk-free interest rate: 3.5%-3.7%; expected term: 3-5.6 years; expected volatility: 93%-102%; exercise price: $2.20. For additional information on the initial issuance of the common stock purchase warrants, see also “Note 12. Stockholder’s Equity, Common Stock and Common Stock Purchase Warrants”.

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

Billings for most prescription orders are with third-party payers, including Medicare, Medicaid, and insurance carriers. Customer returns are nominal. Prescription revenues were 85% and 93% of total revenue for the three months ended June 30, 2023 and 2022, respectively, and 88% and 89% for the six months ended June 30, 2023 and 2022, respectively.

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

The following table disaggregates net revenue by categories:

	Three Months Ended June 30,
	2023	2022
Prescription revenue	$9,864,709	$9,275,774
340B contract revenue	2,093,919	706,102
COVID-19 testing revenue	8,147	368,197
Rent and other revenue	5,688	1,450
Sub total	11,972,463	10,351,523
PBM fees	(416,378)	(377,939)
Revenues, net	$11,556,085	$9,973,584

	Six Months Ended June 30,
	2023	2022
Prescription revenue	$20,305,653	$17,881,657
340B contract revenue	3,670,215	1,094,057
COVID-19 testing revenue	53,603	1,659,214
Rent and other revenue	5,703	1,657
Sub total	24,035,174	20,636,585
PBM fees	(1,087,145)	(612,005)
Revenues, net	$22,948,029	$20,024,580

Note 6. Earnings (Loss) per Share

The components of basic and diluted earnings (loss) per share (“EPS”) were as follows:

	Three Months Ended June 30,
	2023	2022
Net loss attributable to common shareholders	$(4,637,026)	$(880,722)

Basic weighted average common shares outstanding	4,426,978	2,744,910
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	4,426,978	2,744,910

Basic weighted average loss per common share	$(1.05)	$(0.32)
Diluted weighted average loss per common share	$(1.05)	$(0.32)

	Six Months Ended June 30,
	2023	2022
Net loss attributable to common shareholders	$(4,767,365)	$(2,242,198)

Basic weighted average common shares outstanding	3,895,532	2,736,244
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	3,895,532	2,736,244

Basic weighted average loss per common share	$(1.22)	$(0.82)
Diluted weighted average loss per common share	$(1.22)	$(0.82)

Note 7. Accounts Receivable – Trade, net

Accounts receivable consisted of the following at:

	June 30, 2023	December 31, 2022
Gross accounts receivable – trade	$5,176,408	$3,875,686
Less: allowance for doubtful accounts	(225,000)	(203,900)
Accounts receivable – trade, net	$4,951,408	$3,671,786

The Company recognized bad debt expense in the amount of approximately $12,000 and $19,900 for three months ended  June 30, 2023 and 2022, respectively. The Company recognized bad debt expense (recovery) in the amount of approximately $21,100 and ($17,900) for the six months ended June 30, 2023 and 2022, respectively.

Accounts receivable – trade, net as of January 1, 2022 and  June 30, 2022 were approximately $2.2 million, respectively.

The Company generated reimbursements from three significant PBMs:

	Six Months Ended June 30,
	2023	2022
A	38%	55%
B	28%	6%
C	19%	25%

Note 8. Property and Equipment, net

Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Building	$1,651,069	$1,651,069
Building improvements	513,075	513,075
Vehicles	459,461	251,715
Furniture and equipment	444,909	423,829
Leasehold improvements and fixtures	281,154	276,614
Land	184,000	184,000
Computer equipment	101,230	101,230
Total	3,634,898	3,401,532
Less: accumulated depreciation	(914,427)	(818,779)
Property and equipment, net	$2,720,471	$2,582,753

Depreciation expense was approximately $52,000 and $29,000 for the three months ended  June 30, 2023 and 2022, respectively, and approximately $96,000 and $63,000 for the six months ended June 30, 2023 and 2022, respectively.

Note 9. Intangible Assets

Intangible assets consisted of the following at:

	June 30, 2023	December 31, 2022
Trade names	$362,000	$362,000
Pharmacy records	263,000	263,000
Non-compete agreements	166,000	166,000
Software	86,424	86,424
Website	67,933	67,933
Subtotal	945,357	945,357
Less: accumulated amortization	(843,030)	(818,661)
Net intangible assets	$102,327	$126,696

Amortization of intangible assets amounted to approximately $12,000 and $8,000 for the three months ended  June 30, 2023 and 2022, respectively, and approximately $24,400 and $16,000 for the six months ended June 30, 2023 and 2022, respectively. The following table represents the total estimated future amortization of intangible assets for the five succeeding years:

Year	Amount
2023 (remaining six months)	$24,403
2024	30,390
2025	17,285
2026	17,285
2027	12,964
Total	$102,327

Note 10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at:

	June 30, 2023	December 31, 2022
Accounts payable – trade	$7,189,868	$6,517,496
Accrued payroll and payroll taxes	198,823	228,957
Accrued PBM fees	650,000	500,589
Other accrued liabilities	157,631	137,294
Total	$8,196,322	$7,384,336

Note 11. Notes Payable

Notes payable consisted of the following at:

	June 30, 2023	December 31, 2022
A. Convertible note payable and accrued interest - collateralized	$—	$2,837,910
B. Mortgage note payable - commercial bank - collateralized	1,183,427	1,225,913
C. Note payable - uncollateralized	25,000	25,000
D. Notes payable - collateralized	109,930	137,017
Insurance premiums financing	3,188	70,302
Subtotal	1,321,545	4,296,142
Less: unamortized debt discount	—	(1,820,585)
Total	1,321,545	2,475,557
Less: current portion of notes payable	(148,181)	(226,931)
Long-term portion of notes payable	$1,173,364	$2,248,626

The corresponding notes payable above are more fully discussed below:

(A) Convertible Note Payable – collateralized

NextPlat Investors

In August 2022, the Company entered into the Modification Agreement with the NextPlat investors wherein the terms were modified for an existing Secured Convertible Promissory Note originally held by Iliad Research (“the Note”) and sold to the NextPlat investors (“the NextPlat Investors Note”). The NextPlat investors purchased the Note as part of a Confidential Note Purchase and Release Agreement between Iliad Research and the NextPlat investors. As of the date of the Securities Purchase Agreement (“SPA”), the aggregate amount of principal and interest outstanding on the NextPlat Investors Note was approximately $2.8 million. As part of the Modification Agreement, the NextPlat investors agreed to modify the following terms of the NextPlat Investors Note:

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

On May 5, 2023, the Company entered into a Debt Conversion Agreement (the “DCA”) with NextPlat and the other holders (the “Holders”) of the Amended and Restated Secured Convertible Promissory Note. Pursuant to the DCA, NextPlat and the other Holders agreed to modify and convert the total $2.9 million of outstanding principal and accrued and unpaid interest to Common Stock at a conversion price of $2.20 per share (the “Debt Conversion”) for a total of 1,312,379 shares. Additionally, the Company issued 330,000 common stock purchase warrants to certain existing Progressive Care investors to induce them to approve the Debt Conversion (the “Inducement Warrants”). The Inducement Warrants were recorded at fair value as equity instruments. The Debt Conversion was recorded using inducement accounting and resulted in a total debt conversion expense of approximately $5.2 million for the six months ended June 30, 2023. Debt conversion expense consisted of debt issuance costs and debt discount of approximately $1.7 million, the fair value of the common stock purchase warrants issued of approximately $4.6 million, partially offset by the loss from inducement accounting of approximately $1.1 million.

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

Debt issuance costs and debt discount are amortized to interest expense over the term of the related debt using the straight-line method. Total amortization expense for the six months ended June 30, 2023 was approximately $128,000.

As a result of the Debt Conversion, the remaining balance of debt issuance costs and debt discount of approximately $1.7 million at the date of the Debt Conversion was written off and recognized as part of debt conversion expense for the six months ended June 30, 2023 on the Condensed Consolidated Statements of Operations.

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

(C) Note Payable – Uncollateralized

As of June 30, 2023 and December 31, 2022, the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(D) Notes Payable – Collateralized

In September 2019, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to pay off a capital lease obligation on pharmacy equipment in the amount of approximately $85,000. The terms of the promissory note payable require 48 monthly payments of $2,015, including interest at 6.5%. The balance outstanding on the note payable was approximately $4,000 and $16,000 as of June 30, 2023 and December 31, 2022, respectively.

In April 2021, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $30,000. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding as of June 30, 2023 and December 31, 2022 on the note payable was approximately $7,400 and $9,000, respectively.

In July 2022, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $82,000 and $90,000 as of June 30, 2023 and December 31, 2022, respectively.

In September 2022, the Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase a vehicle in the amount of approximately $25,000. The terms of the promissory note payable require 24 monthly payments of $1,143, including interest at 8.29% starting October 2022. The balance outstanding on the note payable was approximately $16,000 and $22,000 as of June 30, 2023 and December 31, 2022, respectively.

Principal outstanding as of June 30, 2023, is expected to be repayable as follows:

Year	Amount
2023 (remaining six months)	$90,341
2024	121,126
2025	114,419
2026	118,630
2027	123,597
Thereafter	753,432
Total	$1,321,545

Interest expense on these notes payable, exclusive of debt discount and debt issue cost amortization, was approximately $31,000 and $77,000 for the three months ended  June 30, 2023 and 2022, respectively, and $82,000 and $250,000 for the six months ended June 30, 2023 and 2022, respectively.

Note 12. Stockholders’ Equity

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

As of June 30, 2023 and December 31, 2022, 100,000 shares are designated as Series B Preferred Stock, par value $0.001 per share and 9,900,000 shares of undesignated preferred shares, par value $0.001 per share.

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

Common Stock and Common Stock Purchase Warrants

On December 29, 2022, we effected a 1-for-200 reverse stock split of our common stock and the number of shares of common stock that we are authorized to issue was reduced to 100 million. All fiscal year 2022 common stock share information has been retrospectively adjusted to reflect the reverse stock split.

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

On May 5, 2023, the Company entered into an SPA with NextPlat, pursuant to which NextPlat agreed to purchase 455,000 newly issued units of securities from the Company (the “Units”) at a price per Unit of $2.20 for an aggregate purchase price of $1.0 million (the “Unit Purchase”). Each Unit consists of one share of common stock, par value $0.0001 per share, of Progressive Care (“Common Stock”) and one common stock purchase warrant to purchase a share of Common Stock (the “PIPE Warrants”). The PIPE Warrants have a three-year term and will be immediately exercisable. Each PIPE Warrant is exercisable at $2.20 per share of Common Stock. The Company received cash proceeds of $880,000, net of placement agent commission of $70,000 and legal fees of $50,000. The Company accounted for the PIPE Warrants in accordance with the guidance contained in ASC 480 and were classified as equity instruments. On the date of issuance, the fair value of the PIPE Warrants was approximately $1.0 million.

Simultaneous with the closing, the Company entered into a DCA with NextPlat and the other Holders of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by the Company in the original face amount of $2.8 million (the “Note”). Pursuant to the DCA, NextPlat and the other Holders agreed to modify and convert the total $2.9 million of outstanding principal and accrued and unpaid interest to Common Stock at a conversion price of $2.20 per share (the “Debt Conversion”). Of the total 1,312,379 shares of Common Stock issued upon conversion of the Note pursuant to the DCA, NextPlat received 570,599 shares, Charles M. Fernandez, the Company’s Chairman and Chief Executive Officer, received 228,240 shares, and Rodney Barreto, the Company’s Vice-Chairman of the Board of Directors, received 228,240 shares. In addition, each of the Holders also received a common stock purchase warrant to purchase one share of Common Stock for each share of Common Stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and will be immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock. The Company accounted for the Conversion Warrants in accordance with the guidance contained in ASC 480 and were classified as equity instruments. On the date of issuance, the fair value of the Conversion Warrants was approximately $2.7 million.

At the same time, the Company and NextPlat entered into a First Amendment (the “Amendment”) to that certain Securities Purchase Agreement dated November 16, 2022 (the “Debenture Purchase Agreement”). Under the Debenture Purchase Agreement, the Company agreed to issue, and NextPlat agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10.0 million of secured convertible debentures to NextPlat (the “Debentures”). Pursuant to the Amendment, NextPlat and the Company agreed to amend the Debenture Purchase Agreement and the form of Debenture to have a conversion price of $2.20 per share. As of June 30, 2023, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

Dawson James Securities, Inc. (the “Placement Agent”) served as placement agent for the Unit Purchase. In consideration for the Placement Agent’s services, the Company issued to the Placement Agent and its affiliates warrants to purchase 91,000 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have a five-year term and will be exercisable in December 2023. Each Placement Agent Warrant is exercisable at $2.20 per share of Common Stock. The Company accounted for the Placement Agent Warrants in accordance with the guidance contained in ASC 480 and were classified as equity instruments. On the date of issuance, the fair value of the Placement Agent Warrants was approximately $0.2 million.

In addition, the Company issued 330,000 warrants to certain existing Progressive Care investors to induce them to approve the transaction contemplated by the SPA (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and will be immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Common Stock. The Company accounted for the Inducement Warrants in accordance with the guidance contained in ASC 480 and were classified as equity instruments. On the date of issuance, the fair value of the Inducement Warrants was approximately $0.7 million.

Note 13. Stock-Based Compensation

The Company recorded total stock-based compensation expense of approximately $190,000 and $25,000 for the three months ended  June 30, 2023 and 2022, respectively, and approximately $250,000 and $55,000 for the six months ended June 30, 2023 and 2022, respectively, relating to shares of common stock issued to directors for services provided. There were no income tax benefits recognized from stock-based compensation during the six months ended June 30, 2023 and 2022 due to cumulative losses and valuation allowances.

Note 14. Commitments and Contingencies

Legal Matters

On May 3, 2022, a complaint was filed by the Plaintiff Positive Health Alliance, Inc. (“PHA”) against Pharmco LLC, a wholly owned subsidiary of the Company, in the U.S. Circuit Court of Miami Dade, Florida, alleging that defendant failed to pay amounts due and owing to PHA under the parties’ contract for discounted prescription drugs. PHA is seeking judgment against Pharmco for compensatory damages in the amount of $407,504, plus attorneys’ fees and costs. PHA and Pharmco entered into a settlement agreement on July 1, 2022, pursuant to which Pharmco paid to PHA the total amount of $407,504 in 13 installment payments. The complaint was dismissed with prejudice on July 8, 2022. The balance outstanding was approximately $50,000 and $280,000 as of  June 30, 2023 and December 31, 2022, respectively (recorded in Accounts payable and accrued liabilities).

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

Note 15. Related Party Transactions

On May 5, 2023, the Company entered into an SPA with NextPlat, pursuant to which NextPlat agreed to purchase 455,000 newly issued Units of securities from the Company at a price per Unit of $2.20 for an aggregate purchase price of $1.0 million (the “Unit Purchase”). Each Unit consists of one share of common stock, par value $0.0001 per share, Common Stock and one common stock purchase warrant to purchase a share of Common Stock (the “PIPE Warrants”).

On May 9, 2023, pursuant to the DCA, NextPlat received 570,599 shares, Charles M. Fernandez received 228,240 shares, and Rodney Barreto received 228,240 shares. To induce the approval of the debt conversion pursuant to the DCA, Messrs. Fernandez and Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. In addition, NextPlat and Messrs. Fernandez and Barreto also received a common stock purchase warrant to purchase one share of Common Stock for each share of Common Stock they received upon conversion of the Note.

On February 1, 2023, the Company entered into a Management Services Agreement (the “Management Agreement”) with NextPlat Corp to provide certain management and administrative services to the Company for $25,000 per month fee. On May 1, 2023, the Management Agreement was amended to update the fee to $20,000 per month. During the six months ended June 30, 2023, the Company paid $115,000 to NextPlat as management fees.

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

Through ClearMetrX, TPA and data management fees were approximately $0.7 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $1.2 million and $0.3 million, for the six months ended June 30, 2023 and 2022, respectively. These fees have gross margins significantly greater than those generated from our pharmacy operations.

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

Results of Operations

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

The following table summarizes our results of operations:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Total revenues, net	$11,556,085	$9,973,584	$1,582,501	16%
Total cost of revenue	7,997,239	7,943,231	54,008	1%
Total gross profit	3,558,846	2,030,353	1,528,493	75%
Operating expenses	2,934,674	2,227,623	707,051	32%
Income (loss) from operations	624,172	(197,270)	821,442	(416)%
Other loss	(5,261,198)	(682,586)	(4,578,612)	671%
Loss before income taxes	(4,637,026)	(879,856)	(3,757,170)	427%
Income taxes	—	(866)	866	(100)%
Net loss attributable to common shareholders	$(4,637,026)	$(880,722)	$(3,756,304)	427%

For the three months ended June 30, 2023 and 2022, we recognized overall revenue from operations of approximately $11.6 million and $10.0 million, respectively, an overall increase of approximately $1.6 million for the three months ended June 30, 2023, when compared to the three months ended June 30, 2022.The increase in revenue was primarily attributable to an increase in prescription revenue of approximately $0.6 million and an increase in 340B contract revenue of approximately $1.4 million, which was offset by a decrease in COVID-19 testing revenue of approximately $0.4 million, when compared to the prior year period.

Gross profit margins increased from 20% for the three months ended June 30, 2022, to 31% for the three months ended June 30, 2023. The increase in gross profit margins during the second quarter of 2023 compared to the same period in 2022, was primarily attributable to the increase in 340B contract revenue, which has higher margins than revenue generated from pharmacy operations.

Income from operations increased by approximately $0.8 million for the three months ended June 30, 2023, when compared to the three months ended June 30, 2022, as a result of the increase in gross profit of approximately $1.5 million, partially offset by the increase in operating expenses of approximately $0.7 million.

Revenue

Our revenues were as follows:

	Three Months Ended June 30,
	2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Prescription revenue	$9,864,709	85%	$9,275,774	93%	$588,935	6%
340B contract revenue	2,093,919	18%	706,102	7%	1,387,817	197%
COVID-19 testing revenue	8,147	—%	368,197	4%	(360,050)	(98)%
Rent and other revenue	5,688	—%	1,450	—%	4,238	292%
	11,972,463	104%	10,351,523	104%	1,620,940	16%
PBM fees	(416,378)	(4)%	(377,939)	(4)%	(38,439)	10%
Revenues, net	$11,556,085	100%	$9,973,584	100%	$1,582,501	16%

We have filled approximately 118,000 prescriptions during both the three months ended June 30, 2023 and 2022

Dispensing fees and TPA revenue earned on our 340B contracts for the three months ended June 30, 2023 and 2022 were approximately $2.1 million and $0.7 million, respectively, an increase of approximately $1.4 million. The increase in 340B contract revenue was attributable to an increase in our existing 340B contracts.

COVID-19 testing revenue decreased by approximately $0.4 million for the three months ended June 30, 2023 when compared to the prior year period. Since the first quarter of 2022, the demand for COVID-19 testing decreased as the need for testing has decreased as it relates to travel and business continuity. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media productions companies and these relationships may provide us with recurring COVID-19 testing revenue.

Operating Expenses

Our operating expenses increased by approximately $0.7 million, or 32%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was mainly attributable to increases in salaries and wages of approximately $0.4 million, an increase in stock-based compensation of approximately $0.2 million, and an increase in consulting fees of approximately $0.1 million, when compared to the prior year period.

Other Loss

Other loss increased by approximately $4.6 million for the three months ended June 30, 2023, as compared to the same period in 2022. The increase was primarily attributable to debt conversion expense in the amount of approximately $5.2 million recognized during the second quarter of 2023, partially offset by the adverse change in fair value of derivative liabilities of approximately $0.2 million, loss on debt extinguishment of approximately $0.2 million and other finance costs of approximately $0.2 million recorded in the prior year period.

Net Loss

We had a net loss of approximately $4.6 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively. The increase in net loss was attributable to the debt conversion expense recorded in the current period.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

The following table summarizes our results of operations:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Total revenues, net	$22,948,029	$20,024,580	$2,923,449	15%
Total cost of revenue	16,242,498	15,613,620	628,878	4%
Total gross profit	6,705,531	4,410,960	2,294,571	52%
Operating expenses	6,067,564	4,743,787	1,323,777	28%
Income (loss) from operations	637,967	(332,827)	970,794	(292)%
Other loss	(5,405,332)	(1,908,505)	(3,496,827)	183%
Loss before income taxes	(4,767,365)	(2,241,332)	(2,526,033)	113%
Income taxes	—	(866)	866	(100)%
Net loss attributable to common shareholders	$(4,767,365)	$(2,242,198)	$(2,525,167)	113%

For the six months ended June 30, 2023 and 2022, we recognized overall revenue from operations of approximately $22.9 million and $20.0 million, respectively, an overall increase of $2.9 million year-over-year. The increase in revenue was primarily attributable to an increase in prescription revenue of approximately $2.4 million and an increase in 340B contract revenue of approximately $2.6 million, which was offset by an increase in PBM fees of approximately $0.5 million and a decrease in COVID-19 testing revenue of approximately $1.6 million, when compared to the prior year period.

Gross profit margins increased from 22% for the six months ended June 30, 2022, to 29% for the six months ended June 30, 2023. The increase in gross profit margins during 2023, compared to the prior year, was primarily attributable to the increase in 340B contract revenue, which has higher margins than revenue generated from pharmacy operations.

Income from operations increased by approximately $1.0 million for the six months ended June 30, 2023, when compared to the six months ended June 30, 2022, as a result of the increase in gross profit of approximately $2.3 million, partially offset by the increase in operating expenses of approximately $1.3 million.

Revenue

Our revenues were as follows:

	Six Months Ended June 30,
	2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Prescription revenue	$20,305,653	88%	$17,881,657	89%	$2,423,996	14%
340B contract revenue	3,670,215	16%	1,094,057	5%	2,576,158	235%
COVID-19 testing revenue	53,603	—%	1,659,214	8%	(1,605,611)	(97)%
Rent and other revenue	5,703	—%	1,657	—%	4,046	244%
	24,035,174	105%	20,636,585	103%	3,398,589	16%
PBM fees	(1,087,145)	(5)%	(612,005)	(3)%	(475,140)	78%
Revenues, net	$22,948,029	100%	$20,024,580	100%	$2,923,449	15%

We have filled approximately 238,000 and 229,000 prescriptions during the six months ended June 30, 2023 and 2022, respectively, a 4% year-over-year increase in the number of prescriptions filled.

Dispensing fee and TPA revenue earned on our 340B contracts for the six months ended June 30, 2023 and 2022 were approximately $3.7 million and $1.1 million, respectively, an increase of approximately $2.6 million. The increase in 340B contract revenue was primarily attributable to an increase in our existing 340B contracts of approximately $2.3 million and an increase in new 340B contract revenue of approximately $0.3 million.

COVID-19 testing revenue decreased by approximately $1.6 million for the six months ended June 30, 2023 when compared to the prior year period due to the Company recording record COVID-19 testing revenue in the first quarter of 2022 as the country was dealing with the Delta and Omicron outbreak during that period. Since the first quarter of 2022, the demand for COVID-19 testing decreased as the need for testing has decreased as it relates to travel and business continuity. It is difficult to predict whether these conditions will be recurring given recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media productions companies and these relationships may provide us with recurring COVID-19 testing revenue.

Operating Expenses

Our operating expenses increased by approximately $1.3 million, or 27.9%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was mainly attributable to a settlement of a pharmacy claims audit in the ordinary course of business in the amount of approximately $0.3 million, as well as an increase in salaries and wages of approximately $0.6 million, an increase in consulting fees of approximately $0.3 million, and an increase in stock-based compensation of approximately $0.2 million.

Other Loss

Other loss increased by approximately $3.5 million for the six months ended June 30, 2023, as compared to the same period in 2022. The increase was primarily attributable to debt conversion expense in the amount of approximately $5.2 million recognized during 2023, partially offset by the adverse change in fair value of derivative liabilities of approximately $1.2 million, loss on debt extinguishment of approximately $0.1 million and other finance costs of approximately $0.1 million recorded in the prior year period, as well as the decrease in interest expense of approximately $0.3 million.

Net Loss

We had a net loss of approximately $4.8 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively. The increase in net loss was primarily attributable to the debt conversion expense recorded in the current period, partially offset by the adverse change in fair value of derivative liabilities recognized in the prior year.

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

●	interest expense on our debt and capital leases or interest income we earn on cash;
●	the amounts we paid in taxes or other components of our tax provision (which reduces cash available to us);
●	change in fair value of derivatives;
●	certain expenses associated with our acquisition activities; or
●	the impact of stock-based compensation or other matters we do not consider to be indicative of our ongoing operations.

Further, other companies in our industry may calculate Adjusted EBITDA differently than we do and these calculations may not be comparable to our Adjusted EBITDA metric. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss attributable to us and our financial results presented in accordance with U.S. GAAP.

The table below presents a reconciliation of the most directly comparable U.S. GAAP measure, net loss attributable to us, to Adjusted EBITDA for the periods indicated below:

	Three Months Ended June 30,
	2023	2022
Net loss	$(4,637,026)	$(880,722)
Interest expense	64,840	77,909
Change in fair value of derivative liability	—	220,300
Income tax expense	—	866
Depreciation and amortization expense	72,427	45,557
Debt conversion expense	5,205,609	—
Consolidated Adjusted EBITDA	$705,850	$(536,090)

	Six Months Ended June 30,
	2023	2022
Net loss	$(4,767,365)	$(2,242,198)
Interest expense	214,640	537,290
Change in fair value of derivative liability	—	1,173,400
Income tax expense	—	866
Depreciation and amortization expense	136,686	96,198
Debt conversion expense	5,205,609	—
Consolidated Adjusted EBITDA	$789,570	$(434,444)

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows:

	For the Six Months Ended June 30,
	2023	2022
Net change in cash from:
Operating activities	$150,209	$959,146
Investing activities	(230,864)	1,562
Financing activities	689,962	(145,889)
Change in cash	609,307	814,819
Cash at end of period	$7,352,183	$2,226,927

Net cash provided by operating activities totaled approximately $0.2 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. Operational cash flows changed by approximately $0.8 million primarily due to the reduced payment terms in our 340B contracts, an increase in accounts receivable related to 340B contracts, an increase in inventory, and the recognition of debt conversion expense, partially offset by the change in fair value of derivative liability recorded in the prior year period.

Net cash used in investing activities was approximately $0.2 million for the six months ended June 30, 2023, compared to net cash provided by investing activities of approximately $1,600 for the same period in 2022. The cash outflow in 2023 was attributable to investment in our fleet. The cash inflow in 2022 was attributable to the proceeds from disposal of property and equipment, offset by payments made in developing internal use software.

Net cash provided by financing activities was approximately $0.7 million for the six months ended June 30, 2023, compared to net cash used in financing activities of approximately $0.1 million for the same period in 2022. The cash inflow in 2023 was attributable to the $0.9 million net cash proceeds from the May 2023 PIPE transaction.

Liquidity and Capital Resources

We have an accumulated deficit of approximately $19.7 million and $15.0 million as of June 30, 2023 and December 31, 2022, respectively. We have spent, and expect to continue to spend, additional amounts in connection with implementing our business strategy.

For the six months ended June 30, 2023, we had a net loss of approximately $4.8 million, income from operations of approximately $0.6 million, and net cash provided by operating activities of approximately $0.2 million. The Company’s cash position was approximately $7.4 million as of June 30, 2023.

On May 5, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with NextPlat Corp (“NextPlat”), pursuant to which NextPlat agreed to purchase 455,000 newly issued units of securities from Progressive Care (the “Units”) at a price per Unit of $2.20 for an aggregate purchase price of $1.0 million (the “Unit Purchase”). Each Unit consists of one share of common stock, par value $0.0001 per share, of Progressive Care (“Common Stock”) and one common stock purchase warrant to purchase a share of Common Stock (the “PIPE Warrants”). The PIPE Warrants have a three-year term and will be immediately exercisable. Each PIPE Warrant is exercisable at $2.20 per share of Common Stock. On May 9, 2023, the Company and NextPlat closed the transactions contemplated in the SPA. We used the net proceeds from the Unit Purchase for our working capital needs. We received cash proceeds of $880,000, net of placement agent commission of $70,000 and legal fees of $50,000.

Simultaneous with the closing, we entered into a Debt Conversion Agreement (the “DCA”) with NextPlat and the other holders (the “Holders”) of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by the Company in the original face amount of $2,790,885.63 (the “Note”). Pursuant to the DCA, NextPlat and the other Holders agreed to convert the total $2,887,229 of outstanding principal and accrued and unpaid interest to Common Stock at a conversion price of $2.20 per share (the “Debt Conversion”). Of the total 1,312,379 shares of Common Stock issued upon conversion of the Note pursuant to the DCA, NextPlat received 570,599 shares, Charles M. Fernandez, the Company’s Chairman and Chief Executive Officer, received 228,240 shares, and Rodney Barreto, the Company’s Vice-Chairman of the Board of Directors, received 228,240 shares. In addition, each of the Holders also received a common stock purchase warrant to purchase one share of Common Stock for each share of Common Stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and will be immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock.

At the same time, the Company and NextPlat entered into a First Amendment (the “Amendment”) to that certain Securities Purchase Agreement dated November 16, 2022 (the “Debenture Purchase Agreement”). Under the Debenture Purchase Agreement, we agreed to issue, and NextPlat agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10 million of secured convertible debentures from NextPlat (the “Debentures”). Pursuant to the Amendment, NextPlat and the Company agreed to amend the Debenture Purchase Agreement and the form of Debenture attached as an exhibit thereto to have a conversion price of $2.20 per share. As of August 11, 2023, the date the Unaudited Condensed Consolidated Financial Statements were available to be issued, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

Dawson James Securities, Inc. (the “Placement Agent”) served as placement agent for the Unit Purchase. In consideration for the Placement Agent’s services, we issued to the Placement Agent and its affiliates common stock purchase warrants to purchase 91,000 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have a five-year term and will be exercisable in December 2023. Each Placement Agent Warrant is exercisable at $2.20 per share of Common Stock.

In addition, we issued 330,000 common stock purchase warrants to certain existing Progressive Care investors to induce them to approve the transaction contemplated by the SPA (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and will be immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Common Stock.

Management believes that the above transactions, along with the cash we expect to generate from pharmacy sales, will allow us to operate and meet our obligations over the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Note 14. Commitments and Contingencies – Legal Matters” included in the Notes to the Condensed Consolidated Financial Statements included in Part I., Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023, and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition, and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. Except as described below, there have been no material changes in our risk factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

As a result of the Voting Agreement entered into among NextPlat Corp., Charles M. Fernandez and Rodney Barreto with respect to a majority voting interest in the Company’s common stock, your ability to influence corporate matters is expected to be limited.

Pursuant to the Voting Agreement dated June 30, 2023, Charles M. Fernandez, the Company’s Chairman and Chief Executive Officer, and Rodney Barreto, Vice-Chairman of the Company’s Board, agreed to vote all shares of common stock of the Company owned directly or indirectly and all future acquired shares, together with the vote of NextPlat Corp. at any annual meeting or special meeting of the Company’s shareholders, or any action by written consent. As of the date of this report, NextPlat Corp., Messrs. Fernandez and Barreto beneficially own 3,203,520, 469,335, and 403,436 voting shares of common stock of the Company, respectively, comprising collectively approximately 53% of the Company’s voting common stock. This concentration of ownership is also likely to have the effect of delaying or preventing a change of control of the Company, which other stockholders may view as beneficial.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2023, NextPlat Corp exercised common stock purchase warrants, pursuant to a Securities Purchase Agreement and Debt Conversion Agreement, on a cash basis and the Company issued 230,000 shares of common stock. The Company received $506,000 and used the proceeds for working capital.

On July 1, 2023, NextPlat Corp exercised common stock purchase warrants, pursuant to a Securities Purchase Agreement and Debt Conversion Agreement, on a cashless basis and the Company issued 402,269 shares of common stock.

On July 1, 2023, Charles M. Fernandez exercised common stock purchase warrants, pursuant to a Securities Purchase Agreement and Debt Conversion Agreement, on a cashless basis and the Company issued 211,470 shares of common stock.

On July 1, 2023, Rodney Barreto exercised common stock purchase warrants, pursuant to a Securities Purchase Agreement and Debt Conversion Agreement, on a cashless basis and the Company issued 130,571 shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Amendment to Employment Agreement of Chief Financial Officer

On June 29, 2023, the Company entered into Amendment #2 to the Amended and Restated Employment Agreement between the Company and Cecile Munnik, the Company’s Chief Financial Officer, pursuant to which the date on which, Ms. Munnik will become a full-time employee of NextPlat Corp. was extended for an additional year, until July 1, 2024. Ms. Munnik may continue to provide up to approximately 30% of her time on a weekly basis to provide services to NextPlat and receive compensation from NextPlat until June 30, 2024, but will otherwise devote her full time, attention, and energies to the business of the Company during customary business hours.

The foregoing summary does not purport to be complete and is subject to, and qualified in its entirety by, reference to Amendment #2 to the Amended and Restated Employment Agreement attached hereto as Exhibit 10.9, which is incorporated herein by reference.

Change in Control of Registrant

On July 1, 2023, NextPlat Corp (“NextPlat”), Charles M. Fernandez, and Rodney Barreto exercised common stock purchase warrants and were issued common stock shares by the Company. Charles M. Fernandez serves as the Chairman and Chief Executive Officer of the Company and the Chief Executive Officer, Executive Chairman and Director of NextPlat. Rodney Barreto serves as the Vice-Chairman of the Company and a Director of NextPlat. NextPlat exercised common stock purchase warrants on a cashless basis and was issued 402,269 common stock shares. NextPlat also exercised common stock purchase warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 common stock shares. Mr. Fernandez exercised common stock purchase warrants on a cashless basis and was issued 211,470 common stock shares. Mr. Barreto exercised common stock purchase warrants on a cashless basis and was issued 130,571 common stock shares. After the exercise of the common stock purchase warrants, NextPlat, Messrs. Fernandez and Barreto collectively owned 53% of the Company’s voting common stock. As of June 30, 2023, prior to the exercise of common stock purchase warrants, NextPlat and Messrs. Fernandez and Barreto collectively owned approximately 46% of the Company’s voting common stock.

Also, on June 30, 2023, NextPlat, along with Messrs. Fernandez and Barreto, entered into a voting agreement whereby at any annual or special shareholders meeting of the Company’s stockholders, and whenever the holders of the Company’s common stock act by written consent, Messrs. Fernandez and Barreto agreed to vote all of the common stock shares (including any new shares hereafter acquired or acquired through the conversion of securities convertible into Common Stock) that they own, directly or indirectly, in the same manner that NextPlat votes its Common Stock and equivalents. The voting agreement is irrevocable and perpetual in term.

As a result of the common stock purchase warrant exercises and the entry into the voting agreement, the Company concluded that there was a change in control in the Company under the voting interest model in U.S. GAAP. As of July 1, 2023, NextPlat has the right to control more than 50 percent of the voting interest in the Company through the concurrent common stock purchase warrant exercises and voting agreement noted above.

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

10.1	Securities Purchase Agreement, dated May 5, 2023, by and between the Company and NextPlat (previously filed as Exhibit 10.1 for Form 8-K on May 11, 2023).
10.2	Form of PIPE Warrant (previously filed as Exhibit 10.1 for Form 8-K on May 11, 2023).
10.3	Debt Conversion Agreement, dated May 9, 2023, by and between the Company, NextPlat, Charles M. Fernandez, Rodney Barreto, Daniyel Erdberg, and Sixth Borough Capital LLC (previously filed as Exhibit 10.1 for Form 8-K on May 11, 2023).
10.4	Form of Conversion Warrant (previously filed as Exhibit 10.1 for Form 8-K on May 11, 2023).
10.5	First Amendment to Securities Purchase Agreement, dated May 9, 2023, by and between the Company and NextPlat (previously filed as Exhibit 10.1 for Form 8-K on May 11, 2023).
10.6	Form of Inducement Warrant (previously filed as Exhibit 10.1 for Form 8-K on May 11, 2023).
10.7	Form of Placement Agent Warrant (previously filed as Exhibit 10.1 for Form 8-K on May 11, 2023).
10.8	Form of Director Agreement (previously filed as Exhibit 10.1 for Form 8-K on July 21, 2023).
10.9+	Amendment #2 to the Amended and Restated Employment Agreement by and between Cecile Munnik and the Company, dated as of June 29, 2023.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Progressive Care Inc.

Date: August 11, 2023	By:	/s/ Charles M. Fernandez
Charles M. Fernandez Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Cecile Munnik
Cecile Munnik Chief Financial Officer (Principal Financial and Accounting Officer)