Form 10-Q
period 2023-09-30
Progressive Care Inc.
filed 2023-11-14
CIK 1402945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ☐ to ☐

Commission File Number: 000-52684

Progressive Care Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Ansin Blvd., Suite A, Hallandale Beach, FL	33009
(Address of principal executive offices)	(Zip Code)

(305) 760-2053

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of November 8, 2023 was 6,222,781.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023 (“2022 Form 10-K”), this quarterly report on Form 10-Q for the three months ended September 30, 2023, and our other reports that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash	$7,014,971	$6,742,876
Accounts receivable – trade, net	7,247,809	3,671,786
Receivables - other, net	2,945,327	2,004,805
Inventory, net	3,005,083	713,284
Prepaid expenses	257,957	245,983
Total Current Assets	20,471,147	13,378,734
Property and equipment, net	3,167,520	2,582,753
Other Assets
Goodwill	3,144,000	1,387,860
Intangible assets, net	14,085,497	126,696
Operating right-of-use assets, net	328,887	446,180
Finance right-of-use assets, net	28,807	53,814
Deposits	39,137	38,637
Total Other Assets	17,626,328	2,053,187
Total Assets	$41,264,995	$18,014,674
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$12,376,854	$7,384,336
Notes payable	145,736	226,931
Operating lease liabilities	170,079	200,314
Finance lease liabilities	20,691	33,616
Total Current Liabilities	12,713,360	7,845,197
Long-term Liabilities
Notes payable, net of current portion	1,139,297	2,248,626
Operating lease liabilities, net of current portion	187,886	278,602
Finance lease liabilities, net of current portion	9,897	24,198
Total Liabilities	14,050,440	10,396,623

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred Stock, Series B ($0.001 par value, 100,000 shares designated; 3,000 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	3	3
Common stock ($0.0001 par value, 100,000,000 shares authorized; 6,189,448 and 3,347,440 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	67,231	66,947
Additional paid-in capital	48,263,547	22,525,214
Accumulated deficit	(21,116,226)	(14,974,113)
Total Stockholders’ Equity	27,214,555	7,618,051
Total Liabilities and Stockholders’ Equity	$41,264,995	$18,014,674

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30,	Six Months Ended June 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023	2022
Sales of products, net	$9,858,037	$19,193,310	$8,952,841	$27,751,802
Revenues from services	2,501,413	3,754,719	1,191,040	2,416,658
Revenues, net	12,359,450	22,948,029	10,143,881	30,168,460

Costs of products	8,507,351	16,132,673	7,926,442	23,402,593
Costs of services	71,536	109,825	55,354	192,823
Costs of revenue	8,578,887	16,242,498	7,981,796	23,595,416

Gross profit	3,780,563	6,705,531	2,162,085	6,573,044

Operating expenses
Salaries and wages	1,919,517	3,299,607	1,301,503	4,028,139
Professional fees	242,854	1,048,272	536,811	827,351
Depreciation and amortization	707,554	136,686	49,493	145,691
Selling, general, and administrative	2,268,708	1,582,999	2,152,345	3,782,756
Total operating expenses	5,138,633	6,067,564	4,040,152	8,783,937

(Loss) income from operations	(1,358,070)	637,967	(1,878,067)	(2,210,893)

Other income (loss)
Change in fair value of derivative liabilities	—	—	(7,894,100)	(9,067,500)
Gain on debt extinguishment	—	—	1,015,401	953,228
Grant revenue	—	—	2,079,297	2,079,297
Debt conversion expense	—	(5,205,609)	—	—
Other finance costs	—	—	(418)	(147,622)
Abandoned offering costs	—	—	(635,545)	(635,545)
Day one loss on issuance of units	—	—	(1,026,155)	(1,026,155)
Day one loss on debt modification	—	—	(523,526)	(523,526)
Gain on sale or disposal of property and equipment	—	2,500	—	11,562
Interest income	21,588	12,417	8,378	8,378
Interest expense	(38,266)	(214,640)	(107,893)	(645,183)
Total other loss	(16,678)	(5,405,332)	(7,084,561)	(8,993,066)
Loss before income taxes	(1,374,748)	(4,767,365)	(8,962,628)	(11,203,959)
Provision for income taxes	—	—	—	(866)
Net loss	(1,374,748)	(4,767,365)	(8,962,628)	(11,204,825)
Series A Preferred Stock dividend associated with induced conversion	—	—	(541,278)	(541,278)
Net loss attributable to common shareholders	$(1,374,748)	$(4,767,365)	$(9,503,906)	$(11,746,103)

Basic and diluted weighted average loss per common share	$(0.22)	$(1.22)	$(3.29)	$(4.21)

Weighted average number of common shares outstanding during the year – basic and diluted	6,173,444	3,895,532	2,886,408	2,786,849

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock, Series B		Common Stock		Additional		Total
	$0.001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022 (Predecessor)	3,000	$3	3,347,440	$66,947	$22,525,214	$(14,974,113)	$7,618,051
Stock-based compensation	—	—	10,861	1	50,001	—	50,002
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(130,339)	(130,339)
Balance at March 31, 2023	3,000	3	3,358,301	66,948	22,575,215	(15,104,452)	7,537,714
Stock-based compensation	—	—	62,353	6	199,594	—	199,600
Issuance of common stock for PIPE transaction	—	—	455,000	46	999,954	—	1,000,000
Cost associated with issuance of common stock for PIPE transaction	—	—	—	—	(120,000)	—	(120,000)
Issuance of common stock and common stock purchase warrants for debt conversion	—	—	1,312,379	131	6,400,332	—	6,400,463
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(4,637,026)	(4,637,026)
Balance at June 30, 2023 (Predecessor)	3,000	$3	5,188,033	$67,131	$30,055,095	$(19,741,478)	$10,380,751

Issuance of common stock for warrants exercised on July 1, 2023	—	—	974,310	97	505,903	—	506,000
Balance at July 1, 2023 (Successor)	3,000	$3	6,162,343	$67,228	$47,096,712	$(19,741,478)	$27,422,465
Stock-based compensation	—	—	27,105	3	1,201,835	—	1,201,838
Cost associated with issuance of common stock for PIPE transaction	—	—	—	—	(35,000)	—	(35,000)
Net loss for the three months ended September 30, 2023	—	—	—	—	—	(1,374,748)	(1,374,748)
Balance at September 30, 2023 (Successor)	3,000	$3	6,189,448	$67,231	$48,263,547	$(21,116,226)	$27,214,555

	Predecessor
	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 31, 2021	51	$—	—	$—	2,724,422	$54,487	$8,862,050	$(8,528,937)	$387,600
Issuance of common stock for services	—	—	—	—	3,094	62	20,938	—	21,000
Stock-based compensation	—	—	—	—	17,297	348	104,652	—	105,000
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	—	(1,361,476)	(1,361,476)
Balance March 31, 2022	51	—	—	—	2,744,813	54,897	8,987,640	(9,890,413)	(847,876)
Net loss for the three months ended June 30, 2022	—	—	—	—	—	—	—	(880,721)	(880,721)
Balance June 30, 2022	51	—	—	—	2,744,813	54,897	8,987,640	(10,771,134)	(1,728,597)
Issuance of common stock for services	—	—	—	—	138,378	2,768	655,914	—	658,682
Stock-based compensation	—	—	—	—	28,300	566	159,434	—	160,000
Issuance of Common Stock for Debt Modification Agreement	—	—	—	—	105,000	2,100	459,900	—	462,000
Issuance of common stock in exchange for redemption and cancellation of Series A Preferred Stock	(51)	—	—	—	127,564	2,551	538,727	—	541,278
Series A Preferred Stock dividend associated with induced conversion	—	—	—	—	—	—	—	(541,278)	(541,278)
Issuance of Series B Preferred Stock from securities purchase agreement	—	—	3,000	—	—	—	—	—	—
Stock Options granted during the period	—	—	—	—	—	—	482,524	—	482,524
Net loss for the three months ended September 30, 2022	—	—	—	—	—	—	—	(8,962,628)	(8,962,628)
Balance September 30, 2022	—	$—	3,000	$—	3,144,055	$62,882	$11,284,139	$(20,275,040)	$(8,928,019)

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,
	2023	2023	2022
Cash flows from operating activities:
Net loss	$(1,374,748)	$(4,767,365)	$(11,746,103)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	64,715	95,646	96,772
Change in provision for doubtful accounts	12,000	21,100	(20,200)
Stock-based compensation	1,201,838	249,602	1,421,690
Amortization of debt issuance costs and debt discounts	—	128,211	317,923
Gain on debt extinguishment	—	—	(953,228)
Debt conversion expense	—	5,205,609	—
Other financing costs	—	—	147,622
Series A Preferred Stock dividend associated with induced conversion	—	—	541,278
Day one loss on issuance of units	—	—	1,026,155
Day one loss on debt modification	—	—	523,526
Amortization of right-of-use assets - finance leases	8,336	16,672	25,008
Amortization of right-of-use assets - operating leases	39,383	77,909	111,533
Change in fair value of derivative liability	—	—	9,067,500
Change in accrued interest on notes payable	—	46,552	285,466
Amortization of intangible assets	634,503	24,369	23,911
Gain on sale or disposal of property and equipment	—	(2,500)	(11,562)
Changes in operating assets and liabilities:
Accounts receivable	(3,726,973)	(1,099,995)	(442,038)
Grant receivable	—	277,322	(1,655,862)
Inventory	(1,374,202)	(917,597)	252,206
Prepaid expenses	(37,643)	25,669	715,389
Deposits	—	(500)	—
Accounts payable and accrued liabilities	4,334,580	850,660	1,366,335
Operating lease liabilities	(41,617)	(81,155)	(94,133)
Net cash (used in) provided by operating activities	(259,828)	150,209	999,188

Cash flows from investing activities:
Purchase of property and equipment	(349,862)	(233,364)	(5,838)
Proceeds from sale or disposal of property and equipment	—	2,500	11,562
Purchase of intangible assets	—	—	(10,000)
Net cash used in investing activities	(349,862)	(230,864)	(4,276)

Cash flows from financing activities:
Proceeds from warrants exercised	506,000	—	—
Proceeds from issuance of preferred stock allocated to derivative liabilities	—	—	6,000,000
Payment of stock issuance costs	—	—	(579,036)
Payment of debt discount and debt issuance costs	—	—	(221,964)
Payments on notes payable	(225,560)	(172,595)	(229,586)
Payments on finance lease liabilities	(7,962)	(17,443)	(28,857)
Issuance of common stock for PIPE transaction	—	1,000,000	—
Payment of stock issuance costs	—	(120,000)	—
Net cash provided by financing activities	272,478	689,962	4,940,557

(Decrease) increase in cash	(337,212)	609,307	5,935,469
Cash at beginning of period	7,352,183	6,742,876	1,412,108
Cash at end of period	$7,014,971	$7,352,183	$7,347,577

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,266	$36,734	$85,147
Cash paid for income taxes	$—	$—	$866

Supplemental schedule of non-cash investing and financing activities:
Debt conversion of long-term notes payable and accrued interest, net of unamortized debt discount and debt issuance costs	$—	$1,194,855	$—
Issuance of common stock and common stock purchase warrants for debt conversion	$—	$6,400,463	$—
Debt extension fees and other financing costs added to note principal	$—	$—	$484,377
Issuance of common stock for services rendered	$—	$—	$658,682
Insurance premiums financed through issuance of note payable	$—	$—	$128,437
Equipment purchase financed through issuance of note payable	$—	$—	$115,111

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “our Company,” or “our business” refer to Progressive Care Inc. and its subsidiaries.

Note 1. Organization & Nature of Operations

Progressive Care Inc. (“Progressive”) was incorporated under the laws of the state of Delaware on October 31, 2006.

Progressive, through its wholly-owned subsidiaries, Pharmco, LLC (“Pharmco 901”), Touchpoint RX, LLC doing business as Pharmco Rx 1002, LLC (“Pharmco 1002”), Family Physicians RX, Inc. doing business as PharmcoRx 1103 and PharmcoRx 1204 (“FPRX” or “Pharmco 1103” and “Pharmco 1204”) (pharmacy subsidiaries collectively referred to as “Pharmco”), and ClearMetrX Inc. (“ClearMetrX”) is a personalized healthcare services company that provides prescription pharmaceuticals and risk and data management services to healthcare organizations and providers.

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

Pharmco 1103 is a pharmacy with locations in North Miami Beach and Orlando, Florida that provides Pharmco’s pharmacy services to Miami-Dade County, Broward County, the Orlando/Tampa corridor, and the Treasure Coast of Florida. Progressive acquired all the ownership interests in Pharmco 1103 in a purchase agreement entered into on June 1, 2019.

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

RXMD Therapeutics was formed on October 1, 2019. RXMD Therapeutics has had no operating activity to date.

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) on a basis consistent with reporting interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements.

On June 30, 2023, NextPlat Corp (“NextPlat”), Charles M. Fernandez, Chairman and Chief Executive Officer of the Company, and Rodney Barreto, Vice-Chairman of the Company, entered into a voting agreement whereby at any annual or special shareholders meeting of the Company’s stockholders Messrs. Fernandez and Barreto agreed to vote all of the common stock shares that they own in the same manner that NextPlat votes its Common Stock and equivalents. On July 1, 2023, NextPlat, Messrs. Fernandez and Barreto exercised common stock purchase warrants and were issued common stock shares by the Company. After the exercise of the common stock purchase warrants, NextPlat, Messrs. Fernandez and Barreto collectively owned 53% of the Company’s voting common stock. Collectively, the exercise of the common stock purchase warrants and the entry into the voting agreement constituted a change in control in Progressive Care. As a result of the change in control, the Company elected to apply push-down accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The application of push-down accounting created a new basis of accounting for all assets and liabilities based on their fair value at the date of acquisition, with few exceptions permissible under US GAAP. As a result, the Company’s financial position, results of operations, and cash flows subsequent to the acquisition on July 1, 2023 have been segregated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through June 30, 2023 is referred to as the “Predecessor Company”. The post-acquisition period, July 1, 2023 and forward, includes the impact of push-down accounting and is referred to as the “Successor Company”.

Interim results are not necessarily indicative of the results that may be expected for the full year. Accordingly, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2022 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of stockholders’ equity and statements of cash flows for such interim periods presented.

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain 2022 financial information has been reclassified to conform to the 2023 presentation. Such reclassifications do not impact the Company’s previously reported financial position or net income (loss). On the Condensed Consolidated Statements of Operations, Interest income for the three and nine months ended September 30, 2022, has been reported on a separate line item apart from Selling, general, and administrative in the current period financial statements. Additionally, Revenues, net, Costs of revenue, and Operating expenses have been disaggregated for all periods presented on the Condensed Consolidated Statements of Operations.

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 3 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2022. Except as described above in Note 2, there have been no material changes to the Company’s significant accounting policies for the nine months ended September 30, 2023.

Cash

The Company maintains its cash in bank deposit accounts at several financial institutions, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) and at times may exceed federally insured limits of $250,000. The Company had approximately $1.6 million that was uninsured as of  September 30, 2023. In July 2023, the Company entered into a deposit placement agreement for Insured Cash Sweep Services (“ICS”). This service is a secure and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000.

Concentrations

Suppliers:

The Company had significant concentrations with one vendor. The purchases from this significant vendor were 99% of total vendor purchases for the three months ended September 30, 2023. The purchases from this significant vendor were 97%, 93% and 95% of total vendor purchases for the six months ended June 30, 2023 and the three and nine months ended September 30, 2022, respectively.

Customers:

In addition, reimbursements from three significant pharmacy benefit managers (“PBMs”) were as follows:

	Successor	Predecessor
	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,
	2023	2023	2022
A	35%	28%	11%
B	31%	38%	52%
C	16%	19%	23%

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

Note 4. Business Combination

As referenced in Note 2, the Company has applied push-down accounting to its financial statements, which resulted in the initial recognition of its assets and liabilities as of the acquisition date, July 1, 2023. The assets and liabilities were measured at estimated fair values primarily using Level 3 inputs. Estimates of fair value represent management's best estimate which require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities. The fair values of the Company’s current assets and current liabilities were assumed to approximate their carrying values. The estimated fair values of the Company’s identifiable intangible assets consist of trade name, developed technology, and pharmacy records. The fair values of trade name and developed technology were estimated by applying an income approach, specifically a relief from royalty method. The fair value of pharmacy records was estimated by applying a market approach. The estimated fair value of the Company's building and land, included in property and equipment, net, was estimated by applying a sales comparison approach while vehicles, furniture and equipment, leasehold improvements and fixtures, and computer equipment were assumed to approximate their carrying value. These fair value measurements are based on significant inputs not observable in the market, and thus represent Level 3 measurements. Goodwill was recorded as the excess of the estimated enterprise value over the sum of the fair value amounts allocated to the Company’s assets and liabilities. The goodwill is not deductible for tax purposes.

The following table summarizes the preliminary allocation of the fair value of the consideration to the assets and liabilities of the Company on July 1, 2023. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as the Company continues to finalize its fair value estimates. The total consideration is based on the fair value of the Company’s common stock outstanding at July 1, 2023, which was 6,162,343 common shares outstanding and a fair market value of $4.45 per share.

Total consideration	$27,422,000

Fair value of identifiable net assets:
Cash	7,352,000
Accounts receivable, net	6,478,000
Receivables - other, net	506,000
Inventory	1,631,000
Prepaid expenses	220,000
Property and equipment, net	2,883,000
Right-of-use assets, net	405,000
Intangible assets, net:
Trade name[1]	4,060,000
Developed technology[2]	2,560,000
Pharmacy records[2]	8,100,000
Deposits	39,000
Accounts payable and accrued expenses	(8,196,000)
Notes payable and accrued interest - current portion	(149,000)
Lease liabilities - current portion	(208,000)
Notes payable - long-term	(1,173,000)
Lease liabilities - long-term	(230,000)
Total fair value of net assets	$24,278,000

Goodwill	$3,144,000

(1) 10 year amortization period

(2) 5 year amortization period

Note 5. Fair Value Measurements

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

Common Stock Purchase Warrants

As of September 30, 2023, the Company had common stock purchase warrants classified as Level 3 equity instruments. The fair value of the common stock purchase warrants on the date of issuance was approximately $4.6 million. As of September 30, 2023, the fair value of the remaining common stock purchase warrants was approximately $1.0 million. The Company used the Monte Carlo simulation model for valuation of the common stock purchase warrants. Key inputs into the Monte Carlo simulation model were as follows at the valuation date: risk-free interest rate: 3.5%-3.7%; expected term: 3-5.6 years; expected volatility: 93%-102%; exercise price: $2.20. For additional information on the initial issuance and subsequent exercise of the common stock purchase warrants, see also “Note 14. Stockholder’s Equity, Common Stock and Common Stock Purchase Warrants.”

Note 6. Revenue

The Company recognizes prescription revenue and 340B contract revenue from dispensing prescription drugs at the time the drugs are physically delivered to a customer or when a customer picks up their prescription or purchases merchandise at the store, which is the point in time when control transfers to the customer. Each prescription claim is considered an arrangement with the customer and is a separate performance obligation. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed electronically. For third-party medical insurance and other claims, authorization is obtained to ensure payment from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained for these sales electronically and a corresponding authorization number is issued by the customers’ insurance provider.

The Company accrues an estimate of PBM fees, including direct and indirect remuneration (“DIR”) fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known.

The Company recognizes COVID-19 testing revenue when the tests are performed and results are delivered to the customer. Each test is considered an arrangement with the customer and is a separate performance obligation. Payment is generally received in advance from the customer.

Billings for most prescription orders are with third-party payers, including Medicare, Medicaid, and insurance carriers. Customer returns are nominal. Prescription revenue, net of PBM fees, for the Successor Company was 80% of total revenue for the three months ended September 30, 2023. Prescription revenue, net of PBM fees, for the Predecessor Company was 84%, 86%, and 86% of total revenue for the six months ended June 30, 2023 and the three and nine months ended September 30, 2022, respectively.

The following table disaggregates net revenues by categories:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2023	2022
Sales of products, net
Prescription revenue, net of PBM fees	$9,872,908	$8,753,591
COVID-19 testing revenue	5,943	235,221
Other revenue	9,039	903
Subtotal	9,887,890	8,989,715
Revenues from services:
340B contract revenue	2,471,560	1,154,166
Revenues, net	$12,359,450	$10,143,881

	Successor	Predecessor
	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,
	2023	2023	2022
Sales of products, net
Prescription revenue, net of PBM fees	$9,872,908	$19,218,508	$26,023,243
COVID-19 testing revenue	5,943	53,603	1,894,434
Other revenue	9,039	5,703	2,560
Subtotal	9,887,890	19,277,814	27,920,237
Revenues from services:
340B contract revenue	2,471,560	3,670,215	2,248,223
Revenues, net	$12,359,450	$22,948,029	$30,168,460

Note 7. Earnings (Loss) per Share

Basic weighted average (loss) earnings per share (“EPS”) is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding during the year, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the year including common stock purchase warrants and stock options, using the treasury stock method, and convertible debt, using the if converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The components of basic and diluted EPS were as follows. For all periods presented, the Company incurred a net loss causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in diluted weighted average loss per common share and basic weighted average loss per common share being equivalent.

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2023	2022
Net loss attributable to common shareholders	$(1,374,748)	$(9,503,906)

Basic weighted average common shares outstanding	6,173,444	2,886,408
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	6,173,444	2,886,408

Basic weighted average loss per common share	$(0.22)	$(3.29)
Diluted weighted average loss per common share	$(0.22)	$(3.29)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Common stock purchase warrants	487,018	590,909
Stock options	10,566	99,170
	497,584	690,079

	Successor	Predecessor
	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,
	2023	2023	2022
Net loss attributable to common shareholders	$(1,374,748)	$(4,767,365)	$(11,746,103)

Basic weighted average common shares outstanding	6,173,444	3,895,532	2,786,849
Potentially dilutive common shares	—	—	—
Diluted weighted average common shares outstanding	6,173,444	3,895,532	2,786,849

Basic weighted average loss per common share	$(0.22)	$(1.22)	$(4.21)
Diluted weighted average loss per common share	$(0.22)	$(1.22)	$(4.21)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share
Common stock purchase warrants	487,018	171,695	590,909
Stock options	10,566	—	99,170
	497,584	171,695	690,079

Note 8. Accounts Receivable – Trade, net

Accounts receivable consisted of the following at:

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Gross accounts receivable – trade	$7,484,809	$3,875,686
Less: allowance for doubtful accounts	(237,000)	(203,900)
Accounts receivable – trade, net	$7,247,809	$3,671,786

The Successor Company recognized bad debt expense in the amount of approximately $12,000 for the three months ended September 30, 2023. The Predecessor Company recognized bad debt expense (recovery) in the amount of approximately $21,100, ($2,300), and ($20,000) for the six months ended June 30, 2023, three months ended September 30, 2022, and nine months ended September 30, 2022, respectively.

Accounts receivable – trade, net for the Predecessor Company as of January 1, 2022 and  September 30, 2022 were approximately $2.2 million and $2.8 million, respectively.

Note 9. Receivables – Other, net

Receivables – Other, net consisted of the following:

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Covered entities	$2,036,629	$—
Performance bonuses	861,040	1,224,428
Vendor credits	—	503,056
Other	47,658	277,321
	$2,945,327	$2,004,805

Receivables from covered entities represent the cost of inventory replenishments related to 340B contracts. Vendor credit receivables are timing differences of physical inventory returned to the vendor and the Company receiving the credit. Performance bonuses, paid annually by PBMs, are estimated based on historical pharmacy performance and prior payments received. Other receivables are loans to employees.

Note 10. Property and Equipment, net

Property and equipment, net consisted of the following:

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Building	$2,116,000	$1,651,069
Vehicles	491,466	251,715
Furniture and equipment	364,135	423,829
Land	184,000	184,000
Leasehold improvements and fixtures	75,825	276,614
Computer equipment	808	101,230
Building improvements	—	513,075
Total	3,232,234	3,401,532
Less: accumulated depreciation	(64,714)	(818,779)
Property and equipment, net	$3,167,520	$2,582,753

As of July 1, 2023, building, building improvements, and land were revalued at fair value as a result of the application of push-down accounting. See “Note 4. Business Combination” for a summary of amounts recognized for each major class of asset and liabilities, after application of push-down accounting.

Depreciation expense for the Successor Company was approximately $65,000 for the three months ended September 30, 2023. Depreciation expense for the Predecessor Company was approximately $52,000, $33,000, and $97,000 for the six months ended June 30, 2023 and the three and nine months ended September 30, 2022, respectively.

Note 11. Goodwill and Intangible Assets

Goodwill

As of September 30, 2023, goodwill increased to $3.1 million from $1.4 million as of December 31, 2022. The increase in goodwill was a result of the excess amount of the estimated enterprise value over the sum of the fair value amounts allocated to the Company’s assets and liabilities as a result of the change in control on July 1, 2023.

Intangible Assets

Intangible assets consisted of the following at:

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Pharmacy records	$8,100,000	$263,000
Tradenames	4,060,000	362,000
Developed technology	2,560,000	—
Software	—	86,424
Non-compete agreements	—	166,000
Website	—	67,933
Subtotal	14,720,000	945,357
Less: accumulated amortization	(634,503)	(818,661)
Net intangible assets	$14,085,497	$126,696

As of July 1, 2023, intangible assets were revalued at fair value as a result of the application of push-down accounting. See “Note 4. Business Combination” for a summary of amounts recognized for each major class of asset and liabilities, after application of push-down accounting.

Amortization of intangible assets for the Successor Company was approximately $635,000 for the three months ended September 30, 2023. Amortization of intangible assets for the Predecessor Company was approximately $24,400, $8,000, and $23,900 for the six months ended June 30, 2023 and the three and nine months ended September 30, 2022, respectively. The following table represents the total estimated future amortization of intangible assets:

Successor
Year	Amount
2023 (remaining three months)	$634,497
2024	2,538,000
2025	2,538,000
2026	2,538,000
2027	2,538,000
Thereafter	3,299,000
Total	$14,085,497

Note 12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at:

	Successor	Predecessor
	September 30, 2023	December 31, 2022
Accounts payable – trade	$11,212,272	$6,517,496
Accrued payroll and payroll taxes	314,017	228,957
Accrued PBM fees	650,000	500,589
Other accrued liabilities	200,565	137,294
Total	$12,376,854	$7,384,336

Note 13. Notes Payable

Notes payable consisted of the following at:

	Successor	Predecessor
	September 30, 2023	December 31, 2022
A. Convertible note payable and accrued interest - collateralized	$—	$2,837,910
B. Mortgage note payable - commercial bank - collateralized	1,162,004	1,225,913
C. Note payable - uncollateralized	25,000	25,000
D. Notes payable - collateralized	98,029	137,017
Insurance premiums financing	—	70,302
Subtotal	1,285,033	4,296,142
Less: unamortized debt discount	—	(1,820,585)
Total	1,285,033	2,475,557
Less: current portion of notes payable	(145,736)	(226,931)
Long-term portion of notes payable	$1,139,297	$2,248,626

The corresponding notes payable above are more fully discussed below:

(A) Convertible Note Payable – collateralized

NextPlat Investors

In August 2022, the Predecessor Company entered into the Modification Agreement with the NextPlat investors wherein the terms were modified for an existing Secured Convertible Promissory Note originally held by Iliad Research (the “Note”) and sold to the NextPlat investors (the “NextPlat Investors Note”). The NextPlat investors purchased the Note as part of a Confidential Note Purchase and Release Agreement between Iliad Research and the NextPlat investors. As of the date of the Securities Purchase Agreement (“SPA”), the aggregate amount of principal and interest outstanding on the NextPlat Investors Note was approximately $2.8 million. As part of the Modification Agreement, the NextPlat investors agreed to modify the following terms of the NextPlat Investors Note:

1.	The Maturity Date was extended to August 31, 2027.
2.	The Outstanding Balance bore interest at the simple annual rate of five percent (5%) per annum.
3.	The Predecessor Company was prohibited from prepaying the Note.
4.	The Conversion Price for the Note was modified to a fixed price of $4.00 per share of common stock.
5.

The Note provided for mandatory conversion upon the later to occur of (a) the completion of the Predecessor Company’s reverse stock split, or (b) the listing of the Company’s common stock on a national exchange, including the Nasdaq Capital Market, the Nasdaq Global Market, or the New York Stock Exchange.

On May 5, 2023, the Predecessor Company entered into a Debt Conversion Agreement (the “DCA”) with NextPlat and the other holders (the “Holders”) of the Amended and Restated Secured Convertible Promissory Note. Pursuant to the DCA, NextPlat and the other Holders agreed to modify and convert the total $2.9 million of outstanding principal and accrued and unpaid interest to Common Stock at a conversion price of $2.20 per share (the “Debt Conversion”) for a total of 1,312,379 shares. Additionally, the Predecessor Company issued 330,000 common stock purchase warrants to certain existing Progressive Care investors to induce them to approve the Debt Conversion (the “Inducement Warrants”). The Inducement Warrants were recorded at fair value as equity instruments. The Debt Conversion was recorded using inducement accounting and resulted in a total debt conversion expense of approximately $5.2 million for the six months ended June 30, 2023. Debt conversion expense consisted of debt issuance costs and debt discount of approximately $1.7 million, the fair value of the common stock purchase warrants issued of approximately $4.6 million, partially offset by the loss from inducement accounting of approximately $1.1 million.

Debt Issuance Costs and Debt Discount Associated with the NextPlat Investors Note - Predecessor Company

Debt issuance costs consisted of fees incurred from the Placement Agent and Investment Advisor associated with the NextPlat Investors Debt Modification Agreement. Debt discount consisted of the discount recorded from the issuance of approximately 105,000 shares of common stock to the NextPlat Investors as consideration for the Debt Modification Agreement.

Debt issuance costs and debt discount were amortized to interest expense over the term of the related debt using the straight-line method. There was no amortization expense for debt issuance costs and debt discount for the three months ended September 30, 2023. Total amortization expense for the six months ended June 30, 2023 was approximately $128,000.

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

(C) Note Payable – Uncollateralized

As of September 30, 2023 and December 31, 2022, the uncollateralized note payable represents a noninterest-bearing loan that is due on demand from an investor.

(D) Notes Payable – Collateralized

In September 2019, the Predecessor Company entered into a note obligation with a commercial lender, the proceeds from which were used to pay off a capital lease obligation on pharmacy equipment in the amount of approximately $85,000. The terms of the promissory note payable require 48 monthly payments of $2,015, including interest at 6.5%. The balance outstanding on the note payable was due and paid in full during the third quarter of 2023 and no balance remains as of September 30, 2023. The balance outstanding on the note payable as of  December 31, 2022 was approximately $16,000.

In April 2021, the Predecessor Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $30,000. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding as of September 30, 2023 and December 31, 2022 on the note payable was approximately $6,500 and $9,000, respectively.

In July 2022, the Predecessor Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $78,000 and $90,000 as of September 30, 2023 and December 31, 2022, respectively.

In September 2022, the Predecessor Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase a vehicle in the amount of approximately $25,000. The terms of the promissory note payable require 24 monthly payments of $1,143, including interest at 8.29% starting October 2022. The balance outstanding on the note payable was approximately $13,000 and $22,000 as of September 30, 2023 and December 31, 2022, respectively.

Principal outstanding as of September 30, 2023, is expected to be repayable as follows:

Successor
Year	Amount
2023 (remaining three months)	$53,829
2024	121,126
2025	114,419
2026	118,630
2027	123,597
Thereafter	753,432
Total	$1,285,033

Interest expense on these notes payable for the Successor Company was approximately $15,000 for the three months ended September 30, 2023. Interest expense on notes payable, exclusive of debt discount and debt issue cost amortization, for the Predecessor Company was approximately $82,000, $75,000, and $325,000 for the six months ended June 30, 2023 and the three and nine months ended September 30, 2022, respectively.

Note 14. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. As of September 30, 2023 and December 31, 2022, 100,000 shares are designated as Series B Preferred Stock, par value $0.001 per share, and 9,900,000 shares are undesignated preferred shares, par value $0.001 per share.

On August 30, 2022, pursuant to a SPA with NextPlat, the Predecessor Company sold 3,000 units wherein each unit is made up of one share of Series B Convertible Preferred Stock, $0.001 par value, and Investor Warrants. Each warrant entitles the holder to purchase one share of Series B Convertible Preferred Stock at an exercise price of $2,000. The Investor Warrants may also be exercised, in whole or in part, by means of a cashless exercise. The Series B Convertible Preferred Stock has a stated value of $2,000 per share and each Preferred Stock share has the equivalent voting rights of 500 common stock shares. Each share of Series B Convertible Preferred Stock is convertible at any time at the option of the holder into shares of the Company’s common stock determined by dividing the stated value by the conversion price of $4.00.

The Series B Convertible Preferred Stock ranks senior to our common stock as to distribution of assets upon liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary. The shares of Series B Convertible Preferred Stock shall have a liquidation preference to all other class of stock of the Company in the amount of $2,000 per share. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series B Convertible Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company (i) $2,000 per share plus (ii) the same amount that a holder of common stock would receive if the Series B Convertible Preferred Stock were fully converted to common stock which amounts shall be paid pari passu with all holders of common stock.

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

Common Stock and Common Stock Purchase Warrants

On December 29, 2022, the Predecessor Company effected a 1-for-200 reverse stock split of common stock and the number of shares of common stock authorized to issue was reduced to 100 million. All fiscal year 2022 common stock share information has been retrospectively adjusted to reflect the reverse stock split.

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

On May 5, 2023, the Predecessor Company entered into an SPA with NextPlat, pursuant to which NextPlat agreed to purchase 455,000 newly issued units of securities from the Predecessor Company (the “Units”) at a price per Unit of $2.20 for an aggregate purchase price of $1.0 million (the “Unit Purchase”). Each Unit consists of one share of common stock, par value $0.0001 per share, of Progressive Care (“Common Stock”) and one common stock purchase warrant to purchase a share of Common Stock (the “PIPE Warrants”). The PIPE Warrants have a three-year term and will be immediately exercisable. Each PIPE Warrant is exercisable at $2.20 per share of Common Stock. The Predecessor Company received cash proceeds of $880,000, net of placement agent commission of $70,000 and legal fees of $50,000. The Company accounted for the PIPE Warrants in accordance with the guidance contained in ASC 480 and were classified as equity instruments. On the date of issuance, the fair value of the PIPE Warrants was approximately $1.0 million. On July 1, 2023, NextPlat exercised the PIPE Warrants on a cashless basis and was issued 230,056 common stock shares.

Also on May 5, 2023, the Predecessor Company entered into a DCA with NextPlat and the other Holders of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by the Predecessor Company in the original face amount of $2.8 million (the “Note”). Pursuant to the DCA, NextPlat and the other Holders agreed to modify and convert the total $2.9 million of outstanding principal and accrued and unpaid interest to common stock at a conversion price of $2.20 per share (the “Debt Conversion”). Of the total 1,312,379 shares of common stock issued upon conversion of the Note pursuant to the DCA, NextPlat received 570,599 shares, Charles M. Fernandez, the Company’s Chairman and Chief Executive Officer, received 228,240 shares, and Rodney Barreto, the Company’s Vice-Chairman of the Board of Directors, received 228,240 shares. In addition, each of the Holders also received a common stock purchase warrant to purchase one share of common stock for each share of common stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and will be immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock. The Company accounted for the Conversion Warrants in accordance with the guidance contained in ASC 480 and were classified as equity instruments. On the date of issuance, the fair value of the Conversion Warrants was approximately $2.7 million. On July 1, 2023, NextPlat and Messrs. Fernandez and Barreto exercised the Conversion Warrants. NextPlat exercised 230,000 Conversion Warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 common stock shares. NextPlat exercised the remaining 340,599 Conversion Warrants on a cashless basis and was issued 172,213 common stock shares. Messrs. Fernandez and Barreto exercised the Conversion Warrants on a cashless basis and were each issued 115,402 common stock shares. As of September 30, 2023, the fair value of the remaining Conversion Warrants was approximately $0.6 million.

At the same time as the SPA and DCA, the Predecessor Company and NextPlat entered into a First Amendment (the “Amendment”) to that certain Securities Purchase Agreement dated November 16, 2022 (the “Debenture Purchase Agreement”). Under the Debenture Purchase Agreement, the Predecessor Company agreed to issue, and NextPlat agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10.0 million of secured convertible debentures to NextPlat (the “Debentures”). Pursuant to the Amendment, NextPlat and the Predecessor Company agreed to amend the Debenture Purchase Agreement and the form of Debenture to have a conversion price of $2.20 per share. As of September 30, 2023, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

Dawson James Securities, Inc. (the “Placement Agent”) served as placement agent for the Unit Purchase. In consideration for the Placement Agent’s services, the Predecessor Company issued to the Placement Agent and its affiliates warrants to purchase 91,000 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have a five-year term and will be exercisable in December 2023. Each Placement Agent Warrant is exercisable at $2.20 per share of Common Stock. The Company accounted for the Placement Agent Warrants in accordance with the guidance contained in ASC 480 and were classified as equity instruments. On the date of issuance, the fair value of the Placement Agent Warrants was approximately $0.2 million.

In addition, the Predecessor Company issued 330,000 warrants to certain existing Progressive Care investors to induce them to approve the transaction contemplated by the SPA (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and will be immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Common Stock. The Company accounted for the Inducement Warrants in accordance with the guidance contained in ASC 480 and were classified as equity instruments. On the date of issuance, the fair value of the Inducement Warrants was approximately $0.7 million. On July 1, 2023, Messrs. Fernandez and Barreto exercised the Inducement Warrants on a cashless basis and were issued 96,068 and 15,169 common stock shares, respectively. As of September 30, 2023, the fair value of the remaining Inducement Warrants was approximately $0.2 million.

Note 15. Stock-Based Compensation

Stock-based compensation is recorded in selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations. The Successor Company recorded total stock-based compensation expense of approximately $1.2 million for the three months ended September 30, 2023 relating to shares of common stock issued and accelerated vesting of stock options to directors for services provided. The Predecessor Company recorded total stock-based compensation expense of approximately $0.3 million, $1.4 million, and $1.4 million for the six months ended June 30, 2023 and the three and nine months ended September 30, 2022, respectively, relating to shares of common stock issued to directors for services provided. There were no income tax benefits recognized from stock-based compensation during the respective periods due to cumulative losses and valuation allowances.

Note 16. Commitments and Contingencies

Legal Matters

On May 3, 2022, a complaint was filed by the Plaintiff Positive Health Alliance, Inc. (“PHA”) against Pharmco LLC in the U.S. Circuit Court of Miami Dade, Florida, alleging that defendant failed to pay amounts due and owing to PHA under the parties’ contract for discounted prescription drugs. PHA is seeking judgment against Pharmco for compensatory damages in the amount of $407,504, plus attorneys’ fees and costs. PHA and Pharmco entered into a settlement agreement on July 1, 2022, pursuant to which Pharmco paid to PHA the total amount of $407,504 in 13 installment payments. The complaint was dismissed with prejudice on July 8, 2022. The last installment payment was paid during the third quarter of 2023 and no balance remained outstanding as of September 30, 2023. The balance outstanding was approximately $280,000 as of  December 31, 2022 (recorded in Accounts payable and accrued liabilities).

On June 8, 2022, the Company filed a complaint against KeyCentrix, LLC (“KCL”), in the U.S. District Court for the Southern District of Florida, alleging fraudulent inducement, breach of express warranty and breach of implied warranty. The complaint stems from an agreement by KCL to license to the Predecessor Company certain pharmacy management software known as “Newleaf” for use in the operations of pharmacies operated by the Company.

Note 17. Related Party Transactions

Successor Company

During the three months ended September 30, 2023, the Successor Company paid $60,000 to NextPlat as management fees in accordance with the amended Management Services Agreement (the “Management Agreement”) dated May 1, 2023.

On  July 1, 2023, NextPlat, Charles M. Fernandez, and Rodney Barreto exercised common stock purchase warrants and were issued common stock shares by the Company. NextPlat exercised common stock purchase warrants on a cashless basis and was issued 402,269 common stock shares. NextPlat also exercised common stock purchase warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 common stock shares. Mr. Fernandez exercised common stock purchase warrants on a cashless basis and was issued 211,470 common stock shares. Mr. Barreto exercised common stock purchase warrants on a cashless basis and was issued 130,571 common stock shares.

Predecessor Company

On August 30, 2022, NextPlat, Charles M. Fernandez, Rodney Barreto, and certain other purchasers purchased from Iliad Research a Secured Convertible Promissory Note, dated March 6, 2019, made by the Predecessor Company to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.8 million. In connection with the Note Purchase, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note entered into a Debt Modification Agreement with the Predecessor Company. In consideration of the concessions in the Debt Modification Agreement, the Predecessor Company issued 105,000 shares of its common stock to the purchasers of the Note, of which NextPlat, Messrs. Fernandez and Barreto, received 45,653, 18,261, and 18,261 shares, respectively.

On February 1, 2023, the Predecessor Company entered into the Management Agreement with NextPlat Corp to provide certain management and administrative services to the Predecessor Company for $25,000 per month fee. On May 1, 2023, the Management Agreement was amended to update the fee to $20,000 per month. During the six months ended June 30, 2023, the Predecessor Company paid $115,000 to NextPlat as management fees.

On May 5, 2023, the Predecessor Company entered into an SPA with NextPlat, pursuant to which NextPlat agreed to purchase 455,000 newly issued Units of securities from the Predecessor Company at a price per Unit of $2.20 for an aggregate purchase price of $1.0 million (the “Unit Purchase”). Each Unit consists of one share of common stock, par value $0.0001 per share, and one common stock purchase warrant to purchase a share of common stock (the “PIPE Warrants”).

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

Note on Financial Presentation

In connection with the change in control on July 1, 2023, the application of push-down accounting created a new basis of accounting for all assets and liabilities based on their fair value at the date of acquisition. As a result, our financial position, results of operations, and cash flows subsequent to the acquisition on July 1, 2023 have been segregated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through June 30, 2023 is referred to as the “Predecessor”. The post-acquisition period, July 1, 2023 and forward, includes the impact of push-down accounting and is referred to as the “Successor”. See “Note 4. Business Combination”.

The information contained below should be read in conjunction with our historical condensed consolidated financial statements and the related notes.

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

Our 340MetrX platform provides 340B covered entities with data insights to effectively operate and maximize the benefits of the 340B program. The platform allows program administrators to manage, in real time, data related to revenue, virtual inventory, drug replenishment and reconciliation, detailed prescription history analysis, customized ordering data with major wholesalers, patient information, drug prescribing trends, and customized financial breakdowns. The 340MetrX software enhances services currently provided to 340B covered entities by complementing in-house 340B experts with a reporting platform aiming to maximize the limited resources in the 340B space through identification and validation of claims. 340MetrX allows our data analytics processes to be more efficient, giving our team the ability to seamlessly manage data for a much greater number of 340B covered entities in Florida, with potential to be scaled nationwide.

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

Results of Operations

Our results of operations as reported in our condensed consolidated financial statements for the periods three months ended September 30, 2023 (“Successor”), six months ended June 30, 2023 (“Predecessor”), and the three and nine months ended September 30, 2022 (“Predecessor”) are in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although GAAP requires that we report on our results for the Successor and Predecessor periods separately, management views our operating results for the combined nine months ended September 30, 2023 by combining the results of the Predecessor and Successor periods because management believes such presentation provides the most meaningful comparison of our results to prior periods. We believe the key performance indicators such as operating revenues and expenses for the Successor period combined with the Predecessor period provide more meaningful comparisons to other periods and are useful in understanding operational trends. Additionally, there were no impacts as a result of push-down accounting on our results of operations. The information presented below for the six months ended June 30, 2023 should be read in conjunction with our second quarter 2023 Form 10-Q.

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

The following table summarizes our results of operations:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Total revenues, net	$12,359,450	$10,143,881	$2,215,569	22%
Total cost of revenue	8,578,887	7,981,796	597,091	7%
Total gross profit	3,780,563	2,162,085	1,618,478	75%
Operating expenses	5,138,633	4,040,152	1,098,481	27%
Loss from operations	(1,358,070)	(1,878,067)	519,997	(28)%
Other loss	(16,678)	(7,084,561)	7,067,883	(100)%
Net loss attributable to common shareholders	$(1,374,748)	$(8,962,628)	$7,587,880	(85)%

We recognized overall revenue from operations of approximately $12.4 million and $10.1 million during the three months ended September 30, 2023 and 2022, respectively, an overall increase of approximately $2.2 million, or 22%. The increase in revenue was primarily attributable to an increase in prescription revenue, net of PBM fees of approximately $1.1 million and an increase in 340B contract revenue of approximately $1.3 million, which was offset by a decrease in COVID-19 testing revenue of approximately $0.2 million, when compared to the prior year period.

Gross profit margins increased from 21% for the three months ended September 30, 2022, to 31% for the three months ended September 30, 2023. The increase in gross profit margins during the third quarter of 2023 compared to the same period in 2022, was primarily attributable to the increase in 340B contract revenue, which has higher margins than revenue generated from pharmacy operations.

Loss from operations decreased by approximately $0.5 million for the three months ended September 30, 2023, when compared to the three months ended September 30, 2022, as a result of the increase in gross profit of approximately $1.6 million, partially offset by the increase in operating expenses of approximately $1.1 million.

Revenue

Our revenues were as follows:

	Successor		Predecessor
	Three Months Ended September 30,		Three Months Ended September 30,
	2023		2022
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net
Prescription revenue, net of PBM fees	$9,872,908	80%	$8,753,591	86%	$1,119,317	13%
COVID-19 testing revenue	5,943	—%	235,221	—%	(229,278)	(97)%
Other revenue	9,039	—%	903	—%	8,136	901%
Subtotal	9,887,890	80%	8,989,715	89%	898,175	10%
Revenues from services:
340B contract revenue	2,471,560	20%	1,154,166	11%	1,317,394	114%
Revenues, net	$12,359,450	100%	$10,143,881	100%	$2,215,569	22%

We have filled approximately 122,000 and 117,000 prescriptions during the three months ended September 30, 2023 and 2022, respectively.

Dispensing fees and TPA revenue earned on our 340B contracts for the three months ended September 30, 2023 and 2022 were approximately $2.5 million and $1.2 million, respectively, an increase of approximately $1.3 million. The increase in 340B contract revenue was attributable to an increase in our existing 340B contracts.

COVID-19 testing revenue decreased by approximately $0.3 million for the three months ended September 30, 2023 when compared to the prior year period. Since the first quarter of 2022, the demand for COVID-19 testing decreased as the need for testing has decreased as it relates to travel and business continuity. It is difficult to predict whether these conditions will be recurring given the recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media productions companies and these relationships may provide us with recurring COVID-19 testing revenue.

Operating Expenses

Our operating expenses increased by approximately $1.1 million, or 27%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily attributable to increases of approximately $0.6 million in the amortization of newly identifiable intangible assets as a result of the push-down accounting, approximately $0.3 million of increased franchise taxes, and approximately $0.2 million in salaries and wages, when compared to the prior year period.

Other Loss

Other loss decreased by approximately $7.1 million for the three months ended September 30, 2023, as compared to the same period in 2022. Other loss of approximately $7.1 million in the prior year period was attributable to NextPlat transaction-related expenses and losses, including the changes in fair value of derivative liabilities, day one losses on issuance of units and debt modification, and abandoned offering costs, offset by gains on debt settlement and grant revenue.

Net Loss

We had a net loss of approximately $1.4 million and $9.0 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in net loss was attributable to the decrease in other loss due to the NextPlat transaction-related expenses and losses recognized in the prior year period.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

The following table summarizes our results of operations:

	Successor	Predecessor		Predecessor
	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2023	2023	2022	$ Change	% Change
Total revenues, net	$12,359,450	$22,948,029	$35,307,479	$30,168,460	$5,139,019	17%
Total cost of revenue	8,578,887	16,242,498	24,821,385	23,595,416	1,225,969	5%
Total gross profit	3,780,563	6,705,531	10,486,094	6,573,044	3,913,050	60%
Operating expenses	5,138,633	6,067,564	11,206,197	8,783,937	2,422,260	28%
(Loss) income from operations	(1,358,070)	637,967	(720,103)	(2,210,893)	1,490,790	(67)%
Other loss	(16,678)	(5,405,332)	(5,422,010)	(8,993,066)	3,571,056	(40)%
Loss before income taxes	(1,374,748)	(4,767,365)	(6,142,113)	(11,203,959)	5,061,846	(45)%
Income taxes	—	—	—	(866)	866	(100)%
Net loss attributable to common shareholders	$(1,374,748)	$(4,767,365)	$(6,142,113)	$(11,204,825)	$5,062,712	(45)%

We recognized overall revenue from operations of approximately $35.3 million and $30.2 million during the nine months ended September 30, 2023 and 2022, respectively, an overall increase of approximately $5.1 million, or 17%. The increase in revenue was primarily attributable to an increase in prescription revenue, net of PBM fees of approximately $3.1 million and an increase in 340B contract revenue of approximately $3.9 million, which was offset by a decrease in COVID-19 testing revenue of approximately $1.8 million, when compared to the prior year period.

Gross profit margins increased from 22% for the nine months ended September 30, 2022, to 30% for the nine months ended September 30, 2023. The increase in gross profit margins during 2023, compared to the prior year, was primarily attributable to the increase in 340B contract revenue, which has higher margins than revenue generated from pharmacy operations.

Loss from operations decreased by approximately $1.5 million for the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022, as a result of the increase in gross profit of approximately $3.9 million, partially offset by the increase in operating expenses of approximately $2.4 million.

Revenue

Our revenues were as follows:

	Successor	Predecessor			Predecessor
	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2023	2023		2022
	Dollars	Dollars	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net
Prescription revenue, net of PBM fees	$9,872,908	$19,218,508	$29,091,416	82%	$26,023,243	86%	$3,068,173	12%
COVID-19 testing revenue	5,943	53,603	59,546	—%	1,894,434	6%	(1,834,888)	(97)%
Other revenue	9,039	5,703	14,742	—%	2,560	—%	12,182	476%
Subtotal	9,887,890	19,277,814	29,165,704	83%	27,920,237	93%	1,245,467	4%
Revenues from services:
340B contract revenue	2,471,560	3,670,215	6,141,775	17%	2,248,223	7%	3,893,552	173%
Revenues, net	$12,359,450	$22,948,029	$35,307,479	100%	$30,168,460	100%	$5,139,019	17%

We have filled approximately 360,000 and 346,000 prescriptions during the nine months ended September 30, 2023 and 2022, respectively, a 4% year-over-year increase.

Dispensing fees and TPA revenue earned on our 340B contracts for the nine months ended September 30, 2023 and 2022 were approximately $6.1 million and $2.2 million, respectively, an increase of approximately $3.9 million. The increase in 340B contract revenue was attributable to an increase in our existing 340B contracts.

COVID-19 testing revenue decreased by approximately $1.8 million for the nine months ended September 30, 2023 when compared to the prior year period due to the Company recording record COVID-19 testing revenue in the first quarter of 2022 as the country was dealing with the Delta and Omicron outbreak during that period. Since the first quarter of 2022, the demand for COVID-19 testing decreased as the need for testing has decreased as it relates to travel and business continuity. It is difficult to predict whether these conditions will be recurring given the recent COVID-19 pandemic conditions in Florida. We are well positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media productions companies and these relationships may provide us with recurring COVID-19 testing revenue.

Operating Expenses

Our operating expenses increased by approximately $2.4 million, or 28%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily attributable to increases of approximately $1.2 million in salaries and wages, $0.6 million in the amortization of newly identifiable intangible assets as a result of the push-down accounting, $0.3 million related to a settlement of a pharmacy claims audit in the ordinary course of business, and $0.3 million in franchise taxes.

Other Loss

Other loss decreased by approximately $3.6 million for the nine months ended September 30, 2023, as compared to the same period in 2022. Other loss of approximately $5.4 million in 2023 was attributable to the debt conversion expense of approximately $5.2 million. Other loss of approximately $9.0 million in 2022 was attributable to the NextPlat transaction-related expenses and losses, including the changes in fair value of derivative liabilities, day one losses on issuance of units and debt modification, and abandoned offering costs, offset by gains on debt settlement and grant revenue.

Net Loss

We had a net loss of approximately $6.1 million and $11.2 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in net loss was attributable to the decrease in other loss due to the NextPlat transaction-related expenses and losses recognized in the prior year period.

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

As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all the amounts associated with our results of operations as determined in accordance with U.S. GAAP and therefore you should not consider Adjusted EBITDA in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. You should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in the presentation, and we do not infer that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA does not include:

●

depreciation expense from property and equipment or amortization expense from intangible assets (and although they are non-cash charges, the assets being depreciated/amortized will often have to be replaced in the future);

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

The table below presents a reconciliation of the most directly comparable U.S. GAAP measure, net loss attributable to us, to Adjusted EBITDA for the periods indicated below:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2023	2022
Net loss	$(1,374,748)	$(8,962,628)
Interest expense	38,266	107,893
Change in fair value of derivative liability	—	7,894,100
Depreciation and amortization expense	707,554	49,493
Consolidated adjusted EBITDA	$(628,928)	$(911,142)

	Successor	Predecessor		Predecessor
	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2023	2023	2022
Net loss	$(1,374,748)	$(4,767,365)	$(6,142,113)	$(11,204,825)
Interest expense	38,266	214,640	252,906	645,183
Change in fair value of derivative liability	—	—	—	9,067,500
Income tax expense	—	—	—	866
Depreciation and amortization expense	707,554	136,686	844,240	145,691
Debt conversion expense	—	5,205,609	5,205,609	—
Consolidated adjusted EBITDA	$(628,928)	$789,570	$160,642	$(1,345,585)

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows:

	Successor	Predecessor		Predecessor
	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2023	2023	2022
Net change in cash from:
Operating activities	$(259,828)	$150,209	$(109,619)	$999,188
Investing activities	(349,862)	(230,864)	(580,726)	(4,276)
Financing activities	272,478	689,962	962,439	4,940,557
Change in cash	(337,212)	609,307	272,095	5,935,469
Cash at end of period	$7,014,971	$7,352,183	$7,014,971	$7,347,577

Net cash used in operating activities totaled approximately $0.1 million for the nine months ended September 30, 2023, compared to net cash provided by operating activities of approximately $1.0 million for the same period in 2022. Operational cash flows decreased due to the reduced payment terms in our 340B contracts, an increase in accounts receivable related to 340B contracts, an increase in inventory, and the recognition of debt conversion expense, partially offset by the change in fair value of derivative liability recorded in the prior year period.

Net cash used in investing activities was approximately $0.6 million and $4,000 for the nine months ended September 30, 2023 and 2022, respectively. The cash outflow in 2023 was attributable to investment in our fleet. The cash outflow in 2022 was attributable to the proceeds from disposal of property and equipment, offset by payments made in developing internal use software.

Net cash provided by financing activities was approximately $1.0 million and $4.9 million for the nine months ended September 30, 2023 and 2022, respectively. The cash inflow in 2023 was attributable to the $0.9 million net cash proceeds from the May 2023 PIPE transaction and $0.5 million cash proceeds from warrants exercised, partially offset by payments made on notes payable. In September 2022, approximately $5.4 million net proceeds were received from issuing preferred stock in a capital raise from NextPlat, which was offset by payments for debt discount and issuance costs as a result of debt modification of the Iliad Research note and entering into a new debt agreement with NextPlat Investors.

Liquidity and Capital Resources

We have an accumulated deficit of approximately $21.1 million and $15.0 million as of September 30, 2023 and December 31, 2022, respectively. We have spent, and expect to continue to spend, additional amounts in connection with implementing our business strategy.

For the nine months ended September 30, 2023, we had a net loss of approximately $6.1 million and net cash used in operating activities of approximately $0.1 million. The Company’s cash position was approximately $7.0 million as of September 30, 2023.

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

At the same time, the Company and NextPlat entered into a First Amendment (the “Amendment”) to that certain Securities Purchase Agreement dated November 16, 2022 (the “Debenture Purchase Agreement”). Under the Debenture Purchase Agreement, we agreed to issue, and NextPlat agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10 million of secured convertible debentures from NextPlat (the “Debentures”). Pursuant to the Amendment, NextPlat and the Company agreed to amend the Debenture Purchase Agreement and the form of Debenture attached as an exhibit thereto to have a conversion price of $2.20 per share. As of November 13, 2023, the date the Unaudited Condensed Consolidated Financial Statements were available to be issued, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

Management believes that the above transactions, along with our present cash position and the cash we expect to generate from pharmacy sales, will allow us to operate and meet our obligations over the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Note 16. Commitments and Contingencies – Legal Matters” included in the Notes to the Condensed Consolidated Financial Statements included in Part I., Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our 2022 Form 10-K, and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition, and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. Except as described below, there have been no material changes in our risk factors from those discussed in our 2022 Form 10-K.

As a result of the Voting Agreement entered into among NextPlat Corp., Charles M. Fernandez and Rodney Barreto, with respect to a majority voting interest in the Company’s common stock, your ability to influence corporate matters is expected to be limited.

Pursuant to the Voting Agreement dated June 30, 2023, Charles M. Fernandez, the Company’s Chairman and Chief Executive Officer, and Rodney Barreto, Vice-Chairman of the Company’s Board, agreed to vote all shares of common stock of the Company owned directly or indirectly and all future acquired shares, together with the vote of NextPlat Corp. at any annual meeting or special meeting of the Company’s shareholders, or any action by written consent. As of the date the financial statements were issued, NextPlat Corp., Messrs. Fernandez and Barreto beneficially own 3,203,520, 469,335, and 403,436 voting shares of common stock of the Company, respectively, comprising collectively approximately 53% of the Company’s voting common stock. This concentration of ownership is also likely to have the effect of delaying or preventing a change of control of the Company, which other stockholders may view as beneficial.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

During the three months ended September 30, 2023, there were no repurchases of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

10.1	Voting Agreement by and between NextPlat Corp., Charles M. Fernandez, and Rodney Barreto, dated June 30, 2023.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Progressive Care Inc.

Date: November 13, 2023	By:	/s/ Charles M. Fernandez
Charles M. Fernandez Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Cecile Munnik
Cecile Munnik Chief Financial Officer (Principal Financial and Accounting Officer)