Form 10-K
period 2023-12-31
Progressive Care Inc.
filed 2024-04-11
CIK 1402945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ☐ to ☐

Commission File Number: 000-52684

Progressive Care Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Ansin Blvd., Suite A, Hallandale Beach, FL	33009
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (305) 760-2053

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was approximately $12.6 million (based on a closing sale price of $4.45 per share as reported on the OTC Market).

The number of shares of the registrant’s common stock outstanding as of March 27, 2024 was 6,240,731.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

2023 FORM 10-K ANNUAL REPORT

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

●	Failure to maintain an effective system of disclosure controls and remediate the material weakness in our internal control over financial reporting could affect our ability to produce timely and accurate financial statements or comply with applicable laws and regulations.
●	If we fail to manage our growth or implement changes to our reporting systems effectively, our business could be harmed.
●	Our directors’ and officers’ involvement in other business activities may result in conflicts of interest.
●	We may suffer a reduction in demand for our products and services which may be caused by several circumstances.
●	If new drugs or combination therapies are developed and prescribed to our patients with a lower reimbursement rate than our current drug therapies, our revenues could be negatively impacted.
●	We may face unfavorable credit terms or termination of our relationship with vendors, which could negatively impact our business operations.
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

On June 30, 2023, NextPlat Corp (“NextPlat”), Charles M. Fernandez, our Chairman and Chief Executive Officer, and Rodney Barreto, our Vice-Chairman, entered into a voting agreement whereby at any annual or special shareholders meeting of our stockholders, Messrs. Fernandez and Barreto agreed to vote all of the common stock shares that they own in the same manner that NextPlat votes its Common Stock and equivalents. On July 1, 2023, NextPlat, Messrs. Fernandez and Barreto exercised common stock purchase warrants and were issued common stock shares by the Company. After the exercise of the common stock purchase warrants, NextPlat, and Messrs. Fernandez and Barreto collectively owned 53% of the Company’s voting common stock. Collectively, the exercise of the common stock purchase warrants and the entry into the voting agreement constituted a change in control in Progressive Care whereby NextPlat was deemed the accounting acquirer.

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

Pharmco is rated by pharmacy benefit managers (“PBMs”) based on its ability to adequately supply chronic care medications to patients during a measurement period. This score is then compared to the scores of other pharmacies in the network at which point a relative rating is issued. For the year ended December 31, 2023, per EQuIPP®, a performance information management tool that provides standardized, benchmarked data to help shape strategies and guide medication-related performance improvement, our performance score was Five Stars, ranking our pharmacy among the top pharmacies in the U.S. Primary care physicians may refer patients to pharmacies that have high performance scores, though patients retain the right to have their prescriptions dispensed by a network of pharmacies of their choice.

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

Suppliers

We obtain pharmaceutical and other products from wholesale drug distributors. We have maintained a relationship with a primary supplier that accounted for 98% and 95% of pharmaceutical purchases for the years ended December 31, 2023 and 2022, respectively, and several supplementary suppliers. Our primary supplier for the years ended December 31, 2023 and 2022 was McKesson. The loss of a supplier could adversely affect our business if alternate sources of drug supply are unavailable. We believe that our relationships with our suppliers, overall, are good, and that there are alternative suppliers in the marketplace.

Dependence On One or a Few Major Customers

We sell to numerous customers including various managed care organizations within both the private and public sectors. Certain healthcare payors account for up to 85% and 56% of our consolidated net revenue for the years ended December 31, 2023 and 2022, respectively. Medicare Part D and the State of Florida Medicaid public assistance program are major sources of revenue. However, both government programs are privatized and are managed under several different healthcare payors, the concentration of which varies throughout the course of the year. Many of these healthcare payors have contracted agreements with our pharmacies for annual terms that have options to automatically renew annually. We depend on these healthcare payors and a loss of one or more would have a major impact on the business. The Company or the healthcare payor may terminate the network participation agreement at any time by way of advance notice to the other party.

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

State laws require that each pharmacy location be licensed as an in-state or non-resident pharmacy to dispense pharmaceuticals in that state. State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Such standards often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually or biennially according to state laws. We believe that our pharmacies’ present and future locations comply with all state licensing laws applicable to these businesses. If our pharmacy locations become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, our ability to operate in the state would be limited, which could have an adverse impact on our business.

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

Costs and Effects of Compliance with Environmental Laws

Not applicable.

Employees

As of December 31, 2023, we had 143 total employees, none of whom are subject to a collective bargaining agreement. Approximately 120 of these employees are employed full-time. We consider our relationship with our employees to be good.

ITEM 1A.	RISK FACTORS

Risks Related to our Business

We have a history of losses and may not be able to achieve or sustain profitability.

We may incur operating losses in the foreseeable future. For the years ended December 31, 2023 and 2022, we recognized overall revenue of approximately $49.7 million and $40.6 million, respectively. For the years ended December 31, 2023 and 2022, we had net losses of approximately $19.4 million and $5.9 million, respectively. Our ability to achieve profitability depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels.

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

As the future impact of COVID-19 and its variants is difficult to predict, the extent to which they could negatively affect our operating results, or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge and the actions taken by authorities and other entities to contain the spread of COVID-19 and its variants or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results and financial condition.

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

We obtain pharmaceutical and other products from wholesale distributors. We maintained a relationship with a primary supplier, McKesson, that accounted for 98% and 95% of pharmaceutical purchases for the years ended December 31, 2023 and 2022, respectively, and several supplementary suppliers. If that supplier was to cease supplying us with products for any reason, we would be forced to find alternative sources for our products. Despite this, we believe we would be able to readily find multiple alternative sources for our products. We may not be able to quickly or effectively replace that supplier, which may lead to delays in product availability and losses of sales, which would have a negative effect on our business, results of operations and financial condition.

We derive a significant portion of our revenues from a small number of customers and a loss of one or both of those customers would have a material adverse impact on our business.

We sell to numerous customers including various managed care organizations within both the private and public sectors. Certain healthcare payors, including Medicare Part D and the State of Florida, account for more than ten percent or more of our consolidated net revenue in fiscal 2023 and fiscal 2022. Medicare Part D and the State of Florida Medicaid public assistance program are major customers of ours. However, both government programs function under several different healthcare payors, the concentration of which varies throughout the course of the year. To the extent we lost the business of one or more of these healthcare payors, our revenues would significantly decrease, having a material adverse effect on our business, results of operations and financial condition.

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

As an emerging growth company and a smaller reporting company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an emerging growth company or a smaller reporting company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

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

Failure to maintain an effective system of disclosure controls and remediate the material weakness in our internal control over financial reporting could affect our ability to produce timely and accurate financial statements or comply with applicable laws and regulations.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act. The Company is an emerging growth company and may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies. As an emerging growth company, the Company is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent registered public accounting firm review and attest as to the effectiveness of our internal control over financial reporting. Management is required to make an annual assessment of internal controls over financial reporting pursuant to Section 404(a), including the disclosure of any material weaknesses identified by management in internal control over financial reporting.

As described in Part II, Item 9A — “Controls and Procedures”, Management has identified a material weakness in the Company's internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has developed a remediation plan to address the identified material weakness. If the Company’s remediation efforts are insufficient or if additional material weaknesses in internal control over financial reporting are discovered or occur in the future, the Company's consolidated financial statements may contain material misstatements and it could be required to revise or restate its financial results, which could materially and adversely affect the Company’s business, results of operations and financial condition, restrict its ability to meet SEC reporting requirements, to access the capital markets, require it to expend significant resources to correct the material weaknesses, subject it to fines, penalties, or judgments, harm its reputation, or otherwise cause a decline in investor confidence.

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

We are an SEC reporting company. The rules and regulations under the Exchange Act require a public company to provide periodic reports with interactive data files which will cause the Company to incur legal, accounting and auditing services, and XBRL and EDGAR service providers. The engagement of such services can be costly. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of being a reporting company, we are required to file periodic and current reports and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and process. The expenses incurred for filing periodic reports and implementing disclosure controls and procedures may be as high as $100,000 annually. Furthermore, there is no guarantee that we will have sufficient resources to meet our reporting and filing obligations with the SEC as they come due.

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

On November 11, 2022, Alan Jay Weisberg, former Chief Executive Officer (“CEO”), tendered his resignation which the Board approved. On the same date, the Board appointed Charles M. Fernandez as our new CEO. Mr. Fernandez is also the CEO of Nexplat. Mr. Fernandez does not have to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and NextPlat. Mr. Fernandez does not have to contribute any specific number of hours to our affairs. While Mr. Fernandez intends to serve the Company faithfully and to the best of his ability, he shall devote his full time, attention, and energies to the business of NextPlat, Mr. Fernandez must balance his time between both NextPlat and our Company. Moreover, because we did not enter into any new compensatory arrangements, nor did we make any additional grants or awards to Mr. Fernandez, it is not clear how Mr. Fernandez will prioritize our business affairs. For example, NextPlat beneficially owns 60.9% of our Company. Mr. Fernandez is the sole member and managing partner of eApeiron Partners, LLC. If any of his other business affairs, primarily as CEO of NextPlat, require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which may lead to the periodic interruption in our business, could have a significant negative effect on the success of the business and our ability to generate revenue.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, or December 31, 2026 (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Currently, our directors, executive officers, and certain beneficial shareholders own a majority of the voting control of the Company. Thus, they will be able to exert substantial influence over the election of our Board of Directors and the vote on issues submitted to our shareholders. As of the date of this filing, our officers, directors and certain beneficial shareholders beneficially owned 4,941,730 shares (approximately 64%) of our common stock and 3,000 shares of our Series B Preferred Stock (100%), which excludes shares of common stock held in street name by non-affiliated individuals.

As a result of the Voting Agreement entered into among NextPlat Corp., Charles M. Fernandez and Rodney Barreto with respect to a majority voting interest in the Company’s common stock, our ability to influence corporate matters is expected to be limited.

Pursuant to the Voting Agreement dated June 30, 2023, Charles M. Fernandez, the Company’s Chairman and Chief Executive Officer, and Rodney Barreto, Vice-Chairman of the Company’s Board, agreed to vote all shares of common stock of the Company owned directly or indirectly and all future acquired shares, together with the vote of NextPlat Corp. at any annual meeting or special meeting of the Company’s shareholders, or any action by written consent. As of the date of this report, NextPlat Corp., Messrs. Fernandez and Barreto beneficially own 42%, 6%, and 5% voting shares of common stock of the Company, respectively, comprising collectively approximately 53% of the Company’s voting common stock. This concentration of ownership is also likely to have the effect of delaying or preventing a change of control of the Company, which other stockholders may view as beneficial.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk oversight and management is a key role for the Board and its committees. The Board is responsible for identifying and understanding the Company’s principal risks and ensuring that appropriate systems are implemented to monitor, manage and mitigate those risks. The committees of the Board have oversight over risks within their respective mandates.

Oversight of cybersecurity is integrated into the responsibilities of the Board. The Nominating and Governance Committee (the “NGC”) has been assigned oversight of cybersecurity matters, particularly as they relate to financial risk and controls, integrity of financial data and public disclosures, and security of overall digital data.

Management is responsible for the implementation of risk management strategies and for the operational oversight of company-wide cybersecurity strategy, policy, and standards to assess and prepare us to address cybersecurity risks. We have evolving processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from cyber threats, protect employee and corporate information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards, response plans, and routine review of our policies and procedures to identify risks and refine our practices. We engage independent third parties to assess and implement our cybersecurity procedures and enhance our oversight.

The NGC receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. We are not aware of any cybersecurity incidents that could have a material impact on our business strategy, results of operations, or financial condition.

ITEM 2.	PROPERTIES

Pharmco 901

During 2020, we purchased an approximately 11,000 sq. ft. facility at 400 Ansin Blvd, Bay A, Hallandale, Florida. The monthly mortgage payment is approximately $12,000.

Pharmco 1002

We rent pharmacy space at 3208 2nd Avenue North, Bays 2, 3 and 4, Palm Springs, FL 33461. The original lease expired in March 2021 and automatically renewed for an additional 48 months through February 2025. The lease agreement calls for monthly payments of approximately $4,300, with an escalating payment schedule each year thereafter.

Pharmco 1103

We rent pharmacy space at 1160 South Semoran Blvd, Suites D, E, F, Orlando, Florida. The lease was entered into and commenced on August 1, 2020 with a 66-month term and expires on February 1, 2026. The lease agreement calls for monthly payments beginning February 1, 2021 of $4,310, with an escalating payment schedule each year thereafter.

Pharmco 1204

Our Pharmco 1204 Davie location moved to North Miami Beach, Florida during August 2021. We rent approximately 2,200 square foot of retail and pharmacy space. The lease is for five years and commenced on September 1, 2021. The lease agreement calls for monthly payments of approximately $5,200, with an escalating payment schedule each year thereafter.

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

On May 3, 2022, a complaint was filed by the Plaintiff Positive Health Alliance, Inc. (“PHA”) against Pharmco LLC, a wholly owned subsidiary of the Company, in the U.S. Circuit Court of Miami Dade, Florida, alleging that defendant failed to pay amounts due and owing to PHA under the parties’ contract for discounted prescription drugs. PHA is seeking judgment against Pharmco for compensatory damages in the amount of $407,504, plus attorneys’ fees and costs. PHA and Pharmco entered into a settlement agreement on July 1, 2022, pursuant to which Pharmco paid to PHA the total amount of $407,504 in 13 installment payments. The complaint was dismissed with prejudice on July 8, 2022. The last installment payment was paid during the third quarter of 2023 and no balance remained outstanding as of December 31, 2023. The balance outstanding was approximately $280,000 as of December 31, 2022 (recorded in Accounts payable and accrued liabilities).

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

Holders

According to the records of our transfer agent, as of March 27, 2024, there were approximately 222 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Shares Outstanding

As of March 27, 2024, there were 6,240,731 shares of our common stock outstanding.

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

During 2023, the Company issued 2,353 shares of common stock valued at $10,000, or $4.25 per share, to an employee as stock-based compensation.

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

Except as disclosed above, there were no other sales of unregistered equity securities during the year ended December 31, 2023.

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

Note on Financial Presentation

In connection with the change in control on July 1, 2023, the application of push-down accounting created a new basis of accounting for all assets and liabilities based on their fair value at the date of acquisition. As a result, our financial position, results of operations, and cash flows subsequent to the acquisition on July 1, 2023 have been segregated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through June 30, 2023 is referred to as the “Predecessor”. The post-acquisition period, July 1, 2023 and forward, includes the impact of push-down accounting and is referred to as the “Successor”. See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 4. Business Combination Without Transfer of Consideration.”

The information contained below should be read in conjunction with our historical consolidated financial statements and the related notes.

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

Recent Developments

Contract Renewal

We received notice that one of our third-party payors had declined to renew its agreement with one of the Company’s pharmacy locations (the “Contract”). The Contract had previously been set to renew as of February 24, 2023. On January 19, 2023, the Company reached an agreement with the third-party payor to extend the Contract term until April 24, 2023 to facilitate continued negotiations with respect to extending the term of the Contract. On February 28, 2023, the Company and such third-party payor entered into an agreement pursuant to which the Contract will continue on its terms, subject to the Company maintaining compliance with certain required procedures. During 2023, we have remained compliant with the required procedures.

Resignation and Engagement of Independent Registered Public Accounting Firm

On March 7, 2023, the Company was advised by Daszkal Bolton, LLP (“Daszkal”), the Company’s former independent registered public accounting firm, that Daszkal completed a business combination agreement with CohnReznick LLP (“CohnReznick”). As a result of this transaction, Daszkal resigned as the Company’s independent registered public accounting firm following the filing of our 2022 Annual Report on Form 10-K.

On April 21, 2023, following approval of the Audit Committee of the Board of Directors of the Company, the Company engaged CohnReznick as the Company’s independent registered public accounting firm for the year ended December 31, 2023, and interim periods, effective immediately.

Chief Operating Officer Resignation and Appointment

On April 29, 2023, Mrs. Birute Norkute resigned from her position as Chief Operating Officer (“COO”) of the Company, effective May 1, 2023. Mrs. Norkute will remain engaged with the Company as Operations Manager (“OM”). There has been no modifications of Mrs. Norkute’s compensation or benefits in connection with the change of Mrs. Norkute’s position from COO to OM. On September 21, 2023, Mrs. Norkute resigned from the OM position. Severance in the amount of approximately $75,000 will be paid over six months from the effective date of the resignation.

Effective May 1, 2023, Dr. Pamela Roberts was appointed as COO of the Company. Prior to her appointment as COO, Dr. Roberts served as the Company’s Director of Pharmacy and Pharmacist in Charge. In connection with such appointment, Dr. Roberts has entered into an employment agreement (“Employment Agreement”), which increased her base salary to $180,000 in addition to certain other benefits.

NextPlat Transaction

On May 5, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with NextPlat, pursuant to which NextPlat agreed to purchase 455,000 newly issued units of securities from the Company (the “Units”) at a price per Unit of $2.20 for an aggregate purchase price of $1.0 million (the “Unit Purchase”). Each Unit consists of one share of common stock, par value $0.0001 per share, of the Company (“Common Stock”) and one warrant to purchase a share of Common Stock (the “PIPE Warrants”). The PIPE Warrants have a three-year term, and will be immediately exercisable. Each PIPE Warrant is exercisable at $2.20 per share of Common Stock. On May 9, 2023, the Company and NextPlat closed the transactions contemplated in the SPA. The Company intends to use the net proceeds from the Unit Purchase for its working capital needs. The Company received cash proceeds of $880,000, net of placement agent commission of $70,000 and legal fees of $50,000.

Simultaneous with the closing, the Company entered into a Debt Conversion Agreement (the “DCA”) with NextPlat and the other holders (the “Holders”) of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by the Company in the original face amount of approximately $2.8 million (the “Note”). Pursuant to the DCA, NextPlat and the Holders agreed to convert the total approximately $2.9 million of outstanding principal and accrued and unpaid interest to Common Stock at a conversion price of $2.20 per share (the “Debt Conversion”). Of the total 1,312,379 shares of Common Stock issued upon conversion of the Note pursuant to the DCA, NextPlat received 570,599 shares; Charles M. Fernandez, the Company’s Chairman and Chief Executive Officer, received 228,240 shares; and Rodney Barreto, the Company’s Vice-Chairman of the Board of Directors, received 228,240 shares. In addition, each of the Holders also received a warrant to purchase one share of Common Stock for each share of Common Stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term, and will be immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock.

At the same time, the Company and NextPlat entered into a First Amendment (the “Amendment”) to that certain Securities Purchase Agreement dated November 16, 2022 (the “Debenture Purchase Agreement”). Under the Debenture Purchase Agreement, the Company agreed to issue, and NextPlat agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10 million of secured convertible debentures from the Company (the “Debentures”). Pursuant to the Amendment, NextPlat and the Company agreed to amend the Debenture Purchase Agreement and the form of Debenture attached as an exhibit thereto to have a conversion price of $2.20 per share. At present, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

Dawson James Securities, Inc. (the “Placement Agent”) served as placement agent for the Unit Purchase. In consideration for the Placement Agent’s services, the Company issued to the Placement Agent and its affiliates warrants to purchase 91,000 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have a five-year term, and are exercisable as of December 2023. Each Placement Agent Warrant is exercisable at $2.20 per share of Common Stock.

In addition, the Company issued 330,000 warrants, with a fair value on the date of issuance of approximately $0.7 million, to certain existing investors of the Company to induce them to approve the transaction contemplated by the SPA (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and will be immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Common Stock.

Amendment to Employment Agreement of Chief Financial Officer

On June 29, 2023, the Company entered into Amendment #2 to the Amended and Restated Employment Agreement between the Company and Cecile Munnik, the Company’s Chief Financial Officer, pursuant to which the date on which Ms. Munnik will become a full-time employee of NextPlat Corp. was extended for an additional year, until July 1, 2024. Ms. Munnik may continue to provide up to approximately 30% of her time on a weekly basis to provide services to NextPlat and receive compensation from NextPlat until June 30, 2024, but will otherwise devote her full time, attention, and energies to the business of the Company during customary business hours.

Change in Control

On June 30, 2023, NextPlat, Charles M. Fernandez, Chairman and Chief Executive Officer of the Company, and Rodney Barreto, Vice-Chairman of the Company, entered into a voting agreement whereby at any annual or special shareholders meeting of the Company’s stockholders Messrs. Fernandez and Barreto agreed to vote all of the common stock shares that they own in the same manner that NextPlat votes its Common Stock and equivalents. On July 1, 2023, NextPlat, Messrs. Fernandez and Barreto exercised common stock purchase warrants and were issued common stock shares by the Company. After the exercise of the common stock purchase warrants, NextPlat, and Messrs. Fernandez and Barreto collectively owned 53% of the Company’s voting common stock. Collectively, the exercise of the common stock purchase warrants and the entry into the voting agreement constituted a change in control in Progressive Care whereby NextPlat was deemed the accounting acquirer. As a result of the change in control, NextPlat was deemed the accounting acquirer in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations and elected to apply push-down accounting. The application of push-down accounting created a new basis of accounting for all assets and liabilities based on their fair value at the date of acquisition, with few exceptions permissible under GAAP. As a result, the Company’s financial position, results of operations, and cash flows subsequent to the acquisition on July 1, 2023 have been segregated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through June 30, 2023 is referred to as the “Predecessor Company”. The post-acquisition period, July 1, 2023 and forward, includes the impact of push-down accounting and is referred to as the “Successor Company”.

Director Appointments

Effective July 17, 2023, upon their respective entry into a Director Agreement (the “Agreement”) with the Company, the Company appointed Elizabeth Alcaine and Anthony Armas as directors of the Company’s Board of Directors pursuant to the approval of the Nominating and Corporate Governance Committee of the Board of Directors of the Company. Pursuant to the Agreement and upon its execution, Ms. Alcaine and Mr. Armas were each issued $50,000 in shares of the Company’s common stock. Annually, after execution of the Agreement and subject to continued service on the Board of Directors, Ms. Alcaine and Mr. Armas will each be issued the number of shares of the Company’s common stock equivalent to $50,000 as determined based on the average closing price on the three trading days immediately preceding the last day of such anniversary date.

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

Revenue Recognition. We recognize product sales from prescriptions dispensed to patients (customers) at the time the drugs are physically delivered to a customer or when a customer picks up their prescription, which is the point in time when control transfers to the customer. 340B dispensing fees are a component of 340B contract revenue, which are recognized at the time the drugs are received by the patient, by either delivery or customer pick up. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed electronically. For third-party medical insurance and other claims, authorization is obtained to ensure payment from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained for these sales electronically and a corresponding authorization number is issued by the customer’s insurance provider.

We accrue an estimate of PBM fees, including direct and indirect remuneration (“DIR”) fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of prescription revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known.

Billings for most prescription orders are with third-party payers, including Medicare, Medicaid, and insurance carriers. Customer returns are nominal. Prescription revenues exceeded 80% of total revenue for all periods presented.

We recognize revenue from TPA services as we satisfy the performance obligations under the TPA contract with a 340B covered entity. TPA services provided to covered entities include consulting services, accounting and reconciliation of contract pharmacy billings, and various compliance services. The covered entity simultaneously receives and consumes benefits as we perform services under the TPA contract. These services are capable of being distinct from one another, e.g., the covered entity may receive benefit from each separate service, but in the context of a TPA contract, these qualify as a series of distinct services. We provide a significant service of integrating the services into a combined output that benefits the covered entity, that benefit being ensuring compliance by the covered entity with 340B regulations. Therefore, we consider the combined services to be a single performance obligation in each TPA contract.

As stated in the TPA agreements, we receive a fixed percentage which is applied to the gross pharmacy service billings over the contract period. The gross pharmacy service billings are estimated based on the number of prescriptions filled by the Pharmacy Service contractor multiplied by the reimbursement rates set by the insurance providers. We invoice the covered entities for TPA services on a semi-monthly basis and collections are within 24-45 days of invoicing.

ASC 606 provides a practical expedient wherein an entity may recognize revenue in the amount to which it has a right to invoice a customer if the entity has a right to consideration from the customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. This expedient could be available, for example, for a service contract in which an entity bills a fixed amount for each hour of service provided. We believe that this practical expedient applies to our TPA contracts and we have elected this method in measuring revenue over the TPA contract term.

We recognize COVID-19 testing revenue when the tests are performed and results are delivered to the customer. Each test is considered an arrangement with the customer and is a separate performance obligation. Payment is generally received in advance from the customer.

Accounts Receivable. Accounts receivable consist of amounts due from third-party medical insurance carriers, pharmacy benefit management companies, patients and credit card processors. Management periodically reviews the accounts receivable to assess collectability and estimates potential uncollectible accounts. Accounts receivable are written off after collection efforts have been completed in accordance with our policies. The uncollectible accounts allowance reduces the carrying value of the account receivable.

Inventories. Inventories are located at our five pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out (FIFO) cost or net realizable value. Our inventories are maintained on a periodic basis through the performance of physical inventory counts. Our cost of sales is recorded based upon the quantity of prescription drugs dispensed for each prescription filled by our pharmacies and the corresponding unit cost of each drug.

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

Goodwill. We perform the required annual impairment tests of goodwill at the end of each fiscal year on our two reporting units. To determine the fair value of these reporting units, we use a discounted cash flow model with market-based support as our valuation technique to measure the fair value for our reporting units. The discounted cash flow model uses five-to-ten-year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. Our significant assumptions in the discounted cash flow models include, but are not limited to: the weighted average cost of capital (“WACC”), revenue growth rates, including perpetual revenue growth rates, and operating margin percentages of the reporting unit's business. We consider the current market conditions when determining assumptions. The total forecasted cash flows are discounted based on ranges included in assumptions regarding our WACC. Lastly, we reconcile the aggregate fair values of our reporting units to our market capitalization, which include a reasonable control premium based on market conditions. The use of estimates and the development of assumptions results in uncertainties around forecasted cash flows.

A change in any of these estimates and assumptions used in the annual test, a degradation in the overall markets served by these reporting units, among other factors, could have a negative material impact to the fair value of the reporting units and could result in a future impairment charge. There can be no assurance that our future goodwill impairment testing will not result in a charge to earnings. This impairment charge could have a negative material impact on our results of operations.

Off-Balance Sheet Arrangements. We do not have any unconsolidated special purpose entities and, we do not have significant exposure to any off-balance sheet arrangements.

Recent Accounting Pronouncements

The most recent adopted and to be adopted accounting pronouncements are described in Note 3 in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Our results of operations as reported in our consolidated financial statements for the periods six months ended December 31, 2023 (“Successor”), six months ended June 30, 2023 (“Predecessor”), and the year ended December 31, 2022 (“Predecessor”) are in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although GAAP requires that we report on our results for the Successor and Predecessor periods separately, management views our operating results for the combined year ended December 31, 2023 by combining the results of the Predecessor and Successor periods because management believes such presentation provides the most meaningful comparison of our results to prior periods. We believe the key performance indicators such as operating revenues and expenses for the Successor period combined with the Predecessor period provide more meaningful comparisons to other periods and are useful in understanding operational trends.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table summarizes our results of operations (in thousands):

	Successor	Predecessor		Predecessor
	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Total revenues, net	$26,779	$22,948	$49,727	$40,602	$9,125	22%
Total cost of revenue	18,323	16,242	34,565	30,899	3,666	12%
Total gross profit	8,456	6,706	15,162	9,703	5,459	56%
Operating expenses	23,114	6,067	29,181	12,282	16,899	138%
(Loss) income from operations	(14,658)	639	(14,019)	(2,579)	(11,440)	444%
Other income (expense)	10	(5,406)	(5,396)	(3,324)	(2,072)	62%
Loss before income taxes	(14,648)	(4,767)	(19,415)	(5,903)	(13,512)	229%
Provision for income taxes	—	—	—	(1)	1	(100)%
Net loss	(14,648)	(4,767)	(19,415)	(5,904)	(13,511)	229%
Series A Preferred Stock dividend associated with induced conversion	—	—	—	(541)	541	(100)%
Net loss attributable to common shareholders	$(14,648)	$(4,767)	$(19,415)	$(6,445)	$(12,970)	201%

We recognized overall revenue from operations of approximately $49.7 million and $40.6 million during the years ended December 31, 2023 and 2022, respectively, an overall increase of approximately $9.1 million, or 22.5%. The increase in revenue was primarily attributable to an increase in prescription revenue, net of PBM fees of approximately $5.8 million, and an increase in 340B contract revenue of approximately $5.2 million, which was offset by a decrease in COVID-19 testing revenue of approximately $1.9 million, when compared to the prior year.

Gross profit margins increased from 24% for the year ended December 31, 2022, to 30% for the year ended December 31, 2023. The increase in gross profit margins during 2023, compared to the prior year, was primarily attributable to the increase in 340B contract revenue, which has higher margins than revenue generated from pharmacy operations.

Loss from operations increased by approximately $11.4 million for the year ended December 31, 2023, when compared to the year ended December 31, 2022, as a result of the increase in gross profit of approximately $5.5 million, partially offset by the increase in operating expenses of approximately $16.9 million. The increase in operating expenses was primarily due to the recognition of approximately $13.9 million of goodwill impairment - see below for further discussion.

Revenue

Our revenues were as follows (in thousands):

	Successor	Predecessor			Predecessor
	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2023		Year Ended December 31, 2022
	Dollars	Dollars	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net
Prescription revenue, net of PBM fees	$21,481	$19,219	$40,700	82%	$34,894	86%	$5,806	17%
COVID-19 testing revenue	7	54	61	—%	1,915	5%	(1,854)	(97)%
Other revenue	8	5	13	—%	3	—%	10	333%
Subtotal	21,496	19,278	40,774	82%	36,812	91%	3,962	11%
Revenues from services:
340B contract revenue	5,283	3,670	8,953	18%	3,790	9%	5,163	136%
Revenues, net	$26,779	$22,948	$49,727	100%	$40,602	100%	$9,125	22%

We have filled approximately 489,000 and 463,000 prescriptions during the years ended December 31, 2023 and 2022, respectively, a 6% year-over-year increase in the number of prescriptions filled.

Dispensing fee and TPA revenue earned on our 340B contracts for the years ended December 31, 2023 and 2022 were approximately $9.0 million and $3.8 million, respectively, an increase of approximately $5.2 million. The increase in 340B contract revenue was attributable to an increase in our existing 340B contracts of approximately $4.4 million and an increase in new 340B contract revenue of approximately $0.8 million.

COVID-19 testing revenue decreased by approximately $1.9 million for the year ended December 31, 2023, when compared to the prior year, due to the Company recording record COVID-19 testing revenue in the first quarter of 2022 as the country was dealing with the Delta and Omicron outbreak during that period. Since the first quarter of 2022, the demand for COVID-19 testing has decreased as the need for testing has decreased as it relates to travel and business continuity. It is difficult to predict whether these conditions will be recurring given the recent COVID-19 pandemic conditions in Florida. We are well-positioned to react if another COVID-19 outbreak occurs as we have built a reputation of being a reliable partner for COVID-19 testing solutions. We have built reputable relationships with well-known media productions companies and these relationships may provide us with recurring COVID-19 testing revenue.

Operating Expenses

Our operating expenses increased by approximately $16.9 million, or 137.6%, for the year ended December 31, 2023, as compared to 2022. The increase was primarily attributable to increases of approximately $13.9 million for goodwill impairment, $1.4 million in salaries and wages, $1.3 million in the amortization of newly identifiable intangible assets as a result of the push-down accounting and $0.3 million related to a settlement of a pharmacy claims audit in the ordinary course of business.

Goodwill increased by approximately $13.2 million as a result of the change in control on July 1, 2023, net of the change in valuation allowance attributable to the business combination. At December 31, 2023, we performed our annual goodwill impairment test by reporting unit to evaluate the carrying amount of goodwill as compared to its fair value. Based on the impairment test, it was determined the carrying amount of goodwill as of December 31, 2023 exceeded its fair value resulting in the Company recording an impairment charge of approximately $13.9 million for the year ended December 31, 2023, recorded to the Pharmacy Operations reporting segment. The remaining carry amount of goodwill as of December 31, 2023 was approximately $0.7 million and was allocated to the TPA reporting segment. Refer to Note 12. Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, and inputs used in the fair value measurements.

Other Income (Expense)

Other income (expense) increased by approximately $2.1 million for the year ended December 31, 2023, as compared to 2022. Other expense of approximately $5.4 million in 2023 was primarily attributable to the debt conversion expense of approximately $5.2 million. Other expense of approximately $3.3 million in 2022 was attributable to the NextPlat transaction-related expenses and losses, including the changes in fair value of derivative liabilities, day one losses on issuance of units and debt modification, and abandoned offering costs, offset by gains on debt settlement and grant revenue.

Net Loss

We had a net loss of approximately $19.4 million and $5.9 million for the years ended December 31, 2023 and 2022, respectively. The increase in net loss was primarily attributable to the goodwill impairment recognized in 2023, partially offset by the NextPlat transaction-related expenses and losses recognized in the prior year.

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

The table below presents a reconciliation of the most directly comparable U.S. GAAP measure, net (loss) income attributable to us, to Adjusted EBITDA for the periods indicated below (in thousands):

	Successor	Predecessor		Predecessor
	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2023	Year Ended December 31, 2022
Net loss	$(14,648)	$(4,767)	$(19,415)	$(5,904)
Interest expense	54	215	269	798
Change in fair value of derivative liability	—	—	—	3,323
Provision for income taxes	—	—	—	1
Depreciation and amortization expense	1,463	137	1,600	209
Debt conversion expense	—	5,206	5,206	—
Goodwill impairment	13,895	—	13,895	—
Consolidated adjusted EBITDA	$764	$791	$1,555	$(1,573)

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows (in thousands):

	Successor	Predecessor		Predecessor
	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2023	Year Ended December 31, 2022
Net change in cash from:
Operating activities	$724	$150	$874	$669
Investing activities	(538)	(231)	(769)	(184)
Financing activities	357	690	1,047	4,846
Change in cash	543	609	1,152	5,331
Cash at end of period	$7,895	$7,352	$7,895	$6,743

Net cash provided by operating activities totaled approximately $0.9 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively. Operational cash flows increased due to the reduced payment terms in our 340B contracts, an increase in accounts receivable related to 340B contracts, an increase in inventory, and the recognition of debt conversion expense, partially offset by the change in fair value of derivative liability recorded in the prior year period.

Net cash used in investing activities was approximately $0.8 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively. The cash outflow in 2023 was attributable to investment in our fleet and purchase of pharmacy equipment. The cash outflow in 2022 was attributable to the payments made for developing internal use software, offset by proceeds from disposal of property and equipment.

Net cash provided by financing activities was approximately $1.0 million and $4.8 million for the years ended December 31, 2023 and 2022, respectively. The cash inflow in 2023 was attributable to the $1.0 million net cash proceeds from the May 2023 PIPE transaction and $0.5 million cash proceeds from warrants exercised, partially offset by payments made on notes payable. In September 2022, approximately $5.4 million net proceeds were received from issuing preferred stock in a capital raise from NextPlat, which was offset by payments for debt discount and issuance costs as a result of debt modification of the Iliad Research note and entering into a new debt agreement with NextPlat Investors.

Liquidity and Capital Resources

We have an accumulated deficit of approximately $34.4 million and $15.0 million as of December 31, 2023 and 2022, respectively. We have spent, and expect to continue to spend, additional amounts in connection with implementing our business strategy.

For the year ended December 31, 2023, we had a net loss of approximately $19.4 million and net cash provided by operating activities of approximately $0.9 million. The Company’s cash position was approximately $7.9 million as of December 31, 2023.

On May 5, 2023, the Company and NextPlat entered into a First Amendment (the “Amendment”) to that certain Securities Purchase Agreement dated November 16, 2022 (the “Debenture Purchase Agreement”). Under the Debenture Purchase Agreement, we agreed to issue, and NextPlat agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10 million of secured convertible debentures from NextPlat (the “Debentures”). Pursuant to the Amendment, NextPlat and the Company agreed to amend the Debenture Purchase Agreement and the form of Debenture attached as an exhibit thereto to have a conversion price of $2.20 per share. As of the date these consolidated financial statements were issued, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

Management believes that the above transactions, along with our present cash position and the cash we expect to generate from operating activities, will allow us to operate and meet our obligations for at least 12 months from the issuance date of these consolidated financial statements.

Related Party Transactions

Successor Company

During the six months ended December 31, 2023, the Successor Company paid $0.1 million to NextPlat as management fees in accordance with the amended Management Services Agreement (the “Management Agreement”) dated May 1, 2023.

On July 1, 2023, NextPlat, Charles M. Fernandez, and Rodney Barreto exercised common stock purchase warrants and were issued common stock by the Company. NextPlat exercised common stock purchase warrants on a cashless basis and was issued 402,269 common stock shares. NextPlat also exercised common stock purchase warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 common stock shares. Mr. Fernandez exercised common stock purchase warrants on a cashless basis and was issued 211,470 common stock shares. Mr. Barreto exercised common stock purchase warrants on a cashless basis and was issued 130,571 common stock shares.

Predecessor Company

On August 30, 2022, NextPlat, Charles M. Fernandez, Rodney Barreto, and certain other purchasers purchased from Iliad Research a Secured Convertible Promissory Note, dated March 6, 2019, made by the Predecessor Company to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.8 million. In connection with the Note Purchase, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note entered into a Debt Modification Agreement with the Predecessor Company. In consideration of the concessions in the Debt Modification Agreement, the Predecessor Company issued 105,000 shares of its common stock to the purchasers of the Note, of which NextPlat, and Messrs. Fernandez and Barreto, received 45,653, 18,261, and 18,261 shares, respectively.

On February 1, 2023, the Predecessor Company entered into the Management Agreement with NextPlat Corp to provide certain management and administrative services to the Predecessor Company for $25,000 per month fee. On May 1, 2023, the Management Agreement was amended to update the fee to $20,000 per month. During the six months ended June 30, 2023, the Predecessor Company paid $0.1 million to NextPlat as management fees.

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

On March 7, 2023, the Company was advised by Daszkal Bolton, LLP (“Daszkal”), the Company’s former independent registered public accounting firm, that Daszkal completed a business combination agreement with CohnReznick LLP (“CohnReznick”). As a result of this transaction, Daszkal resigned as the Company’s independent registered public accounting firm following the filing of our 2022 Annual Report on Form 10-K.

On April 21, 2023, following approval of the Audit Committee of the Board of Directors of the Company, the Company engaged CohnReznick as the Company’s independent registered public accounting firm for the year ending December 31, 2023, and interim periods, effective immediately.

Daszkal’s reports on the Company’s financial statements for 2021 and 2022 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2023, and 2022, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and either of Daszkal or CohnReznick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Daszkal’s or CohnReznick’s satisfaction, would have caused Daszkal or CohnReznick to make reference thereto in its reports on the financial statements for such years; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), were not effective due to the material weakness described below to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Material Weaknesses in Internal Control Over Financial Reporting

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ((“COSO)”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2023 because of the material weakness described below.

A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with our preparation of the consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting as of December 31, 2023, related to the improper accounting for the change in deferred tax valuation allowances resulting from the  July 1, 2023 business combination without transfer of consideration. This material weakness  also arises from our lack of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

CohnReznick LLP, our independent registered public accounting firm, is not required to issue, and thus has not issued, an attestation report on the Company’s internal control over financial reporting as of December 31, 2023.

Remediation

Management is committed to improving its internal control over financial reporting and remediating the material weakness described above as quickly as possible. Management has outlined a remediation plan  to ensure that the control deficiencies contributing to the  material weakness are remediated. Management’s remediation plan includes the following:  a.) providing education and training to senior accounting staff as it relates to complex and non-routine transactions; and b.) consulting with accounting and tax experts to provide appropriate guidance with the accounting for  complex and non-routine transactions.

We believe that the foregoing measures will remediate the identified material weakness, although Management is continuing to assess the need for any additional steps to remediate the underlying causes that gave rise to the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time. There is no assurance that additional remediation steps will not be necessary. We anticipate the remediation of the material weakness will be fully implemented and validated by the end of the third quarter of 2024. Notwithstanding the conclusion by our management that our controls and procedures as of December 31, 2023 were not effective, as described above with respect to the change in deferred tax valuation allowances resulting from the  July 1, 2023 business combination without transfer of consideration, Management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows as of and for the periods then ended, in conformity with U.S. GAAP.

(d) Changes in internal control over financial reporting. Other than the material weakness mentioned above, there has been no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that exempts the Company from such attestation and requires only management’s report.

ITEM 9B.	OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the names of our directors and executive officer employees and their ages, positions, and biographical information as of December 31, 2023. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Our directors will hold office until our next annual meeting of shareholders, or until their earlier resignation or removal.

Name & Address	Age	Date First Elected or Appointed	Position(s)
Charles M. Fernandez	62	September 13, 2022	Chairman of the Board of Directors and Chief Executive Officer
Cecile Munnik	46	October 15, 2020	Chief Financial Officer
Pamela Roberts, PharmD	49	May 1, 2023	Chief Operating Officer
Rodney Barreto	66	September 13, 2022	Vice-Chairman of the Board of Directors
Jervis Bennet Hough	47	August 1, 2017	Director
Pedro Rodriguez, M.D.	75	October 7, 2022	Director
Joseph Ziegler	51	December 9, 2021	Director
Anthony Armas	32	July 17, 2023	Director
Elizabeth Alcaine	54	July 17, 2023	Director

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

Pamela Roberts, PharmD, Chief Operating Officer. Dr. Roberts was appointed as Chief Operating Officer in May 2023. Dr. Roberts is a medical professional and has 20 years of experience as a licensed pharmacist. Dr. Roberts has been the Director of Pharmacy for PharmcoRX Pharmacies for the last 6 years and is also Pharmacist In Charge for PharmcoRX location 901 for the last 11 years. She is the recipient of the 2020 PHMA Frontline Worker of the Year Award. Dr. Roberts is a licensed Pharmacist in the State of Florida and Texas. She received her Doctor of Pharmacy Degree from Hampton University in Hampton, Virginia.

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

Joseph Ziegler, Director. Mr. Ziegler was appointed as a Director in December 2021. Mr. Ziegler is currently the CEO of JZ Advisory Group, a consulting firm that is focused on driving value to customers by providing fractional CFO and outsourced accounting services to private equity and entrepreneur owned businesses.  Prior to that, Mr. Ziegler was the Chief Financial Officer of DAS Health, a private equity backed IT services company largely focused on healthcare customers.  Mr. Ziegler previously served as CFO for Encompass Onsite, where he led a team through a period of rapid growth driven by acquisitions and new customer onboarding, while improving the financial infrastructure of the business. Prior to Encompass, he held multiple roles as a CFO in the healthcare industry, including Private Equity backed specialty pharmacy BioMatrix, successfully driving top line growth from $60 mill to $500 mill during his tenure with the company, leading an exit to private equity investors. And prior to BioMatrix, Mr. Ziegler served as a CFO of Novis Pharmaceuticals, driving company’s growth from $60 million to $200 million during his tenure and led the company’s sales process to strategic acquirer Cardinal Health. He graduated from Florida Atlantic University with an MBA following a BS in finance. Mr. Ziegler was appointed to the Board because of his deep knowledge in healthcare, finance and accounting with strong regulatory oversight.

Anthony Armas, Director. Mr. Armas was appointed as a Director in July 2023. Mr. Armas combines over 10 years of experience in the healthcare industry following seven years of healthcare administration and management. Mr. Armas is currently the Chief Executive Officer of One Innovation Labs, a dietary ingredient manufacturer and delivery technology company, and served as Executive Vice President from 2019 to 2021. Mr. Armas also currently serves as a member of the board of The Leadership Learning Center at St. John Bosco Church. He has an undergraduate degree and an MBA from Florida International University. Mr. Armas was appointed to the Board because of his vast experience in the healthcare industry.

Elizabeth Alcaine, Director. Ms. Alcaine was appointed as a Director in July 2023. Ms. Alcaine combines over 25 years of experience in the healthcare sector. She currently serves as president of the Coral Coast HOA Board. In 2017, Ms. Alcaine became a co-founder of AskVetMD, a platform that makes veterinarians easily accessible, and remained until 2022. During 2023, she became a consultant for AskVetMD. From 2009 through 2018, Ms. Alcaine was an Advisory Committee member for the Miami Childrens Hospital Foundation. She has an undergraduate degree from Miami Dade College. Ms. Alcaine was appointed to the Board because of her extensive experience in the healthcare sector.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Delinquent Section 16(a) Reports

Based solely upon a review of reports on Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Exchange Act, and written representations from the Section 16 officers and directors that no other reports were required, the Company reports that we believe all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock or similar reportable transactions which took place during the 2023 fiscal year were timely filed with the SEC.

Corporate Governance Principles and Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics that is applicable to the Company and to all our directors and officers and persons performing similar functions, including our principal executive officer and principal financial officer. A copy of the Company’s Code of Ethics may be obtained on our website at www.progressivecareus.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K. Additionally, the Company has a Compensation Recovery Policy pursuant to which under specified circumstances (i) executive officers of the Company are required to repay or return erroneously awarded compensation to the Company in accordance with the Company’s clawback rules and (ii) the Board of Directors of the Company may, in its good faith discretion, require officers of the Company to repay all or a portion of their incentive compensation to the Company.

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

Nominating and
Corporate Governance
Name	Independent	Audit Committee	Compensation Committee	Committee
Charles M. Fernandez (1)
Rodney Barreto (2)	X
Jervis Bennet Hough	X	C	M	M
Pedro Rodriguez, M.D.	X	M	M	M
Joseph Ziegler	X	M	M	M
Anthony Armas	X
Elizabeth Alcaine	X

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

The following table sets forth certain information concerning compensation earned by or paid to our executive officers for services provided for the fiscal years ended December 31, 2023 and 2022

		Salary		Bonus	Stock Awards		Options Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)(1)		($)	($)(2)		($)(3)		($)	($)	($)		($)
Charles M. Fernandez (4)	2023	87,692	(5)	10,000	1,017,362	(6)	525,858	(7)	—	—	14,500	(8)	1,655,411
Chairman of the Board of Directors and Chief Executive Officer	2022	—		—	123,043	(9)	321,683	(10)	—	—	7,000	(8)	451,726
Cecile Munnik	2023	180,000		15,200	—		—		—	—	12,822	(11)	208,022
Chief Financial Officer	2022	180,000		45,100	—		160,357	(12)	—	—	6,000	(13)	391,457
Pamela Roberts, PharmD (14)	2023	171,346		10,300	—		—		—	—	9,000	(15)	190,646
Chief Operating Officer	2022	146,151	(14)	6,275	—		—		—	—	9,000	(15)	161,426

(1)	Includes amounts paid and/or accrued.
(2)	Stock awards are fully vested at grant and the amounts shown represent the aggregate grant date fair value calculated in accordance with FASB ASC 718.
(3)	Amounts shown represent the fair market value of awards and do not necessarily correspond to the actual values that may be realized.
(4)	Mr. Fernandez joined the Company as CEO on November 11, 2022.
(5)	Mr. Fernandez began taking an annual salary of $120,000 in April 2023.
(6)	Includes 228,240 shares issued pursuant to the Debt Modification Agreement and 211,470 share issued pursuant to warrants exercised on July 1, 2023.
(7)	Includes 94,322 unexercised stock options issued pursuant to a Stock Option Agreement that accelerated vesting due to a change in control on July 1, 2023.
(8)	Fees paid to Mr. Fernandez as Chairman of the Board of Directors.
(9)	Includes 18,261 shares issued pursuant to the Debt Modification Agreement.
(10)	Includes 62,881 unexercised vested stock options issued pursuant to a Stock Option Agreement.
(11)	Includes $5,675 for health benefits and $7,147 for travel allowance.
(12)	Includes 25,000 unexercised stock options issued pursuant to an Amended Employment Agreement.
(13)	Includes $5,400 for health benefits and $600 for travel allowance.
(14)	Dr. Roberts was appointed Chief Operating Officer on May 1, 2023. Prior to appointment, Dr. Roberts was an employee of the Company.
(15)	Health benefits

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

Employment Agreements

Employment Agreement by and between Cecile Munnik and the Company

We entered into an executive employment agreement with Ms. Munnik on October 15, 2020 which was amended and restated on November 22, 2021 pursuant to which Ms. Munnik will serve as the Chief Financial Officer of the Company. The initial term of the employment agreement is three years and shall automatically renew for successive one-year periods unless either the Company or Ms. Munnik provide the other party with written notice of non-renewal at least 60 days before the end of each term. We agreed to pay Ms. Munnik a base annual salary of $180,000. Ms. Munnik will receive options to purchase up to 25,000 shares upon a qualified offering pursuant to the provisions of an option agreement and is eligible for a cash incentive bonus in an amount to be approved by the Board. Should the current offering be completed, it will be considered a qualified offering pursuant to the terms of the employment agreement. The employment agreement contains covenants restricting Ms. Munnik’s ability to compete with us, and to solicit our customers or employees, for a period of 12 months following termination of her employment, as well as covenants with respect to the protection of our confidential information. The employment agreement also requires us to indemnify Ms. Munnik against certain claims made against her arising from services she provides us in good faith. The employment agreement provides for severance pay in certain circumstances consisting of six months of continued payment of base salary on a bi-weekly basis and payment of health insurance premiums for up to six months. To be eligible for severance payments, Ms. Munnik must have entered into a full and complete general release of any and all claims against the Company and related persons and entities.

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

On June 29, 2023, the Company entered into Amendment #2 to the Amended and Restated Employment Agreement between the Company and Cecile Munnik, pursuant to which the date on which, Ms. Munnik will become a full-time employee of NextPlat Corp. was extended for an additional year, until July 1, 2024. Ms. Munnik may continue to provide up to approximately 30% of her time on a weekly basis to provide services to NextPlat and receive compensation from NextPlat until June 30, 2024, but will otherwise devote her full time, attention, and energies to the business of the Company during customary business hours.

Employment Agreement by and between Pamela Roberts and the Company

We entered into an executive employment agreement with Dr. Roberts on May 1, 2023 pursuant to which Dr. Roberts will serve as the Chief Operating Officer (“COO”) of the Company. The initial term of the employment agreement is one year and shall automatically renew for successive one-year periods unless either the Company or Dr. Roberts provide the other party with written notice of non-renewal at least 60 days before the end of each term. We agreed to pay Dr. Roberts a base annual salary of $180,000. The employment agreement contains covenants restricting Dr. Roberts’ ability to compete with us, and to solicit our customers or employees, for a period of 12 months following termination of her employment, as well as covenants with respect to the protection of our confidential information. The employment agreement also requires us to indemnify Dr. Roberts against certain claims made against her arising from services she provides us in good faith.

Outstanding Equity Awards

The following table sets forth information concerning the outstanding option awards at December 31, 2023 by our executive officers:

	Option awards
			Equity incentive plan awards:
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Charles M. Fernandez	157,203	—	—	$2.20	09/13/2032
Cecile Munnik	25,000	—	—	$5.80	11/22/2031

Compensation of Directors

The table below summarizes all compensation of our non-employee directors for our last completed fiscal year.

	Fees Earned or Paid in Cash	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)(1)		($) (2)		($)	($)	($)	($)
Rodney Barreto	$7,000	$886,784	(3)	$525,858	(4)	$—	$—	$—	$1,419,642
Jervis Bennet Hough	$13,000	$97,400		$—		$—	$—	$—	$110,400
Pedro Rodriguez, M.D.	$12,000	$97,400		$—		$—	$—	$—	$109,400
Joseph Ziegler	$12,000	$97,402		$—		$—	$—	$—	$109,402
Elizabeth Alcaine (5)	$3,000	$50,001		$—		$—	$—	$—	$53,001
Anthony Armas (5)	$3,000	$50,001		$—		$—	$—	$—	$53,001

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

(2)	Amounts shown represent the fair market value of awards and do not necessarily correspond to the actual values that may be realized.
(3)	Includes 228,240 shares issued pursuant to the Debt Modification Agreement and 130,571 share issued pursuant to warrants exercised on July 1, 2023.
(5)	Includes 94,322 unexercised stock options issued pursuant to a Stock Option Agreement that accelerated vesting due to a change in control on July 1, 2023.
(5)	Appointed as a Director effective July 17, 2023.

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

The following table sets forth, as of March 27, 2024, the number of and percent of the Company’s common stock beneficially owned by: (i) each of our directors; (ii) each of our named executive officers; (iii) our directors and executive officers as a group, without naming them; and (iv) persons or groups known by us to own beneficially 5% or more of our voting securities.

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 27, 2024, upon the exercise of options, warrants or other convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that convertible securities that are held by that beneficial owner, but not those held by any other person, and which are exercisable within 60 days of March 27, 2024, have been exercised and converted. Unless specified below, the address for each of the individuals below is 400 Ansin Blvd, Suite A, Hallandale Beach, Florida 33009.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class		Series B Preferred Stock Owned Beneficially	Percent of Class
Directors and Named Officers:
Charles M. Fernandez, Chairman of the Board of Directors and Chief Executive Officer (1)	637,648	10.0%		—	—
Rodney Barreto, Vice Chairman of the Board of Directors (2)	540,309	8.5%		—	—
Cecile Munnik, Chief Financial Officer (3)	30,000	*	%	—	—
Pamela Roberts, PharmD, Chief Operating Officer	3,522	*	%	—	—
Jervis Bennett Hough, Director	42,957	*	%	—	—
Joseph Ziegler, Director	48,049	*	%	—	—
Pedro Rodriguez, M.D., Director	31,667	*	%	—	—
Elizabeth Alcaine, Director	8,897	*	%	—	—
Anthony Armas, Director	8,897	*	%	—	—
All directors and officers as a group (9 persons)	1,351,946	20.6%		—	—
Greater than 5% Stockholders:
NextPlat Corp. (4)
3250 Mary St., Suite 410, Coconut Grove, FL 33133	4,703,520	60.9%		3,000	100.0%
Dawson James Securities, Inc. (5)
1515 N. Federal Hwy., Suite 300, Boca Raton, FL 33432	471,500	7.0%		—	—
Sixth Borough Capital Fund, LP (6)
1515 N. Federal Highway, Suite 300, Boca Raton, FL 33432	474,741	7.4%		—	—
Armen Karapetyan (7)
3742 NE 208th St, Aventura, FL 33180	350,846	5.6%		—	—

*Less than 1% of our outstanding common stock.

(1)	Includes vested stock options to acquire 157,203 shares of common stock. Also includes shares of our common stock issued to eAperion Partners, LLC, of which Mr. Fernandez is the owner.
(2)	Includes vested stock options to acquire 125,762 shares of common stock. Also includes shares of our common stock issued to RLB Market Investments, LLC, of which Mr. Barreto is the owner.
(3)	Includes vested stock options to acquire 25,000 shares of common stock.
(4)

Includes (i) 3,000 convertible Series B Preferred Stock convertible into 1,500,000 shares of our common stock underlying a warrant and (ii) 3,000 convertible Series B Preferred Stock convertible into 1,500,000 shares of  our common stock.

(5)	Includes 471,500 shares of our common stock underlying a warrant.
(6)	Includes 228,240 shares of our common stock underlying a warrant.
(7)	Includes 90,000 shares of our common stock underlying a warrant.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table outlines our Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2020 Incentive Plan	40,000	$5.80	368,997

Equity compensation plans not approved by security holders:
Equity compensation issued pursuant to individual compensation arrangements	282,965	$2.20	—
Total	322,965	$2.65	368,997

The 2020 Incentive Plan (the “2020 Plan”) was adopted in November 2020. Under this 2020 Plan, a total of 375,000 shares were authorized for stock-based compensation available in the form of either RSUs or stock options. As of December 31, 2023, under the 2020 Plan, there were 40,000 stock options outstanding, and the Company has granted 6,003 RSUs and has 328,997 shares available for future issuance. The fair value of the restricted stock awards equaled the stock price at the grant date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to the executive officer and director compensation arrangements discussed in Item 11. Executive Compensation, the following describes transactions since January 1, 2022, to which the Company has been a participant, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of total assets at year-end for the last two completed fiscal years and in which any of the Company’s directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

On August 30, 2022, NextPlat, Charles M. Fernandez, Rodney Barreto, and certain other purchasers purchased from Iliad Research a Secured Convertible Promissory Note, dated March 6, 2019, made by the Company to Iliad (the “Note”). The accrued and unpaid principal and interest under the note at the time of the purchase was approximately $2.8 million. The aggregate purchase price paid to Iliad for the Note was $2.3 million of which NextPlat contributed $1.0 million and Messrs. Fernandez and Barreto contributed $400,000 each (the “Note Purchase”). In connection with the Note Purchase, NextPlat, Messrs. Fernandez and Barreto and the other purchasers of the Note entered into a Debt Modification Agreement with the Company. In consideration of the concessions in the Debt Modification Agreement, the Company issued 105,000 shares of its common stock to the purchasers of the Note, of which NextPlat, and Messrs. Fernandez and Barreto, received 45,653, 18,261, and 18,261 shares, respectively.

On May 5, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with NextPlat Corp (“NextPlat”), pursuant to which NextPlat agreed to purchase 455,000 newly issued units of securities from the Company (the “Units”) at a price per Unit of $2.20 for an aggregate purchase price of $1 million (the “Unit Purchase”). Each Unit consists of one share of common stock, par value $0.0001 per share, of the Company (“Common Stock”) and one warrant to purchase a share of Common Stock (the “PIPE Warrants”). The PIPE Warrants have a three-year term, and will be immediately exercisable. Each PIPE Warrant is exercisable at $2.20 per share of Common Stock. On May 9, 2023, the Company and NextPlat closed the transactions contemplated in the SPA. The Company intends to use the net proceeds from the Unit Purchase for its working capital needs. The Company received cash proceeds of $880,000, net of placement agent commission of $70,000 and legal fees of $50,000.

Simultaneous with the closing, the Company entered into a Debt Conversion Agreement (the “DCA”) with NextPlat and the other holders (the “Holders”) of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by the Company in the original face amount of approximately $2,8 million (the “Note”). Pursuant to the DCA, NextPlat and the Holders agreed to convert the total approximately $2.9 million of outstanding principal and accrued and unpaid interest to Common Stock at a conversion price of $2.20 per share (the “Debt Conversion”). Of the total 1,312,379 shares of Common Stock issued upon conversion of the Note pursuant to the DCA, NextPlat received 570,599 shares, Charles M. Fernandez, the Company’s Chairman and Chief Executive Officer, received 228,240 shares, and Rodney Barreto, the Company’s Vice-Chairman of the Board of Directors, received 228,240 shares. In addition, each of the Holders also received a warrant to purchase one share of Common Stock for each share of Common Stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term, and will be immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock.

At the same time, the Company and NextPlat entered into a First Amendment (the “Amendment”) to that certain Securities Purchase Agreement dated November 16, 2022 (the “Debenture Purchase Agreement”). Under the Debenture Purchase Agreement, the Company agreed to issue, and NextPlat agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10 million of secured convertible debentures from the Company (the “Debentures”). Pursuant to the Amendment, NextPlat and the Company agreed to amend the Debenture Purchase Agreement and the form of Debenture attached as an exhibit thereto to have a conversion price of $2.20 per share. At present, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

In addition, the Company issued 330,000 warrants to certain existing investors of the Company to induce them to approve the transaction contemplated by the SPA (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and will be immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Common Stock.

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

During the years ended December 31, 2023 and 2022, CohnReznick LLP and Daszkal Bolton LLP were the Company’s independent registered public accounting firms, respectively.

The following table sets forth fees billed to us by our independent registered public accounting firm (in thousands):

CohnReznick LLP	2023	2022
Audit fees (1)	$125	$—
Audit-related fees (2)	27	—
Tax fees	—	—
Other fees	—	—
Total fees	$152	$—

Daszkal Bolton LLP	2023	2022
Audit fees (1)	$—	$116
Audit-related fees (2)	—	13
Tax fees	—	—
Other fees (3)	7	13
Total fees	$7	$142

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports and current reports.
(2)

Audit-related fees consisted of fees billed for services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit fees.

(3)	Other fees consisted of fees for review of the Company’s registration statement on Form S-1.

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, and other services to be provided by CohnReznick LLP. The policy requires that the Audit Committee pre-approve the audit and permissible non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management. All services described in the table above were pre-approved by the Audit Committee.

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

3.3	Certificate of Amendment of Certificate of Incorporation dated July 3, 2014 (Incorporated by reference to Exhibit 3.3 to Form DRS S-1 filed on November 9, 2020).
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock dated December 18, 2014 (Incorporated by reference to Exhibit 3.4 to Form DRS S-1 filed on November 9, 2020).
3.5	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock dated September 1, 2022 (Incorporate by reference to Exhibit 3.5 to Form 10-Kfiled on March 30, 2023).
3.6	Certificate of Amendment to the Certificate of Incorporation dated February 26, 2015 (Incorporated by reference to Exhibit 3.5 to Form DRS S-1 filed on November 9, 2020).
3.7	Certificate of Amendment to Certificate of Incorporation dated September 23, 2019 (Incorporated by reference to Exhibit 3.6 to Form DRS S-1 filed on November 9, 2020).
3.8	Certificate of Correction dated September 26, 2019 (Incorporated by reference to Exhibit 3.7 to Form DRS S-1 filed on November 9, 2020).
3.9	Progressive Care Inc., Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.8 to Form DRS S-1 filed on November 9, 2020).
3.11	Certificate of Amendment to the Certificate of Incorporation dated December 29, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 4, 2023).
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

4.7*	Description of Securities.
10.1+	Director Agreement between Jervis Hough and Progressive Care Inc., dated as of August 1, 2017 (Incorporated by reference to Exhibit 10.1 to Form DRS S-1 filed on November 9, 2020).
10.4+	Executive Employment Agreement by and between Cecile Munnik and the Company, dated as of October 15, 2020 (Incorporated by reference to Exhibit 10.4 to Form DRS S-1 filed on November 9, 2020).
10.6	Membership Interest Purchase Agreement – Touchpoint RX, LLC dated as of March 30, 2018 (Incorporated by reference to Exhibit 10.6 to Form DRS S-1 filed on November 9, 2020).
10.8	Membership Interest Exchange Agreement, dated January 5, 2015 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2015).
10.9+	Incentive Stock Plan (Incorporated by reference to Exhibit 10.9 to Form S-1 filed on October 12, 2021).
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

10.34+	Stock Option Agreement by and between Rodney Barreto and the Company, dated as of September 13, 2022 (Incorporated by reference to Exhibit 10.25 to Form 10-Q filed on November 14, 2022).
10.35+	Stock Option Agreement by and between Charles M. Fernandez and the Company, dated as of October 7, 2022 (Incorporated by reference to Exhibit 10.26 to Form 10-Q filed on November 14, 2022).
10.36+	Form of Employment Agreement by and between the Company and Pamela Roberts, dated May 1, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 4, 2023).
10.37	Securities Purchase Agreement, dated May 5, 2023, by and between the Company and NextPlat Corp. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 11, 2023).
10.38	Form of PIPE Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 11, 2023).
10.39	Debt Conversion Agreement, dated May 9, 2023, by and between the Company, NextPlat Corp., Charles M. Fernandez, Rodney Barreto, Daniyel Erdberg, and Sixth Borough Capital LLC (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 11, 2023).
10.40	Form of Conversion Warrant (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on May 11, 2023).
10.41	First Amendment to Securities Purchase Agreement, dated May 9, 2023, by and between the Company and NextPlat Corp. (Incorporated by reference to Exhibit 10.5 to Form 8-K filed on May 11, 2023).
10.42	Form of Inducement Warrant (Incorporated by reference to Exhibit 10.6 to Form 8-K filed on May 11, 2023).
10.43	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.7 to Form 8-K filed on May 11, 2023).
10.44+	Management Services Agreement, dated February 1, 2023, by and between the Company and NextPlat Corp. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 12, 2023).
10.45+	Form of Director Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 21, 2023).
10.46+	Amendment #2 to the Amended and Restated Employment Agreement by and between Cecile Munnik and the Company, dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 14, 2023).
10.47	Voting Agreement by and between NextPlat Corp., Charles M. Fernandez, and Rodney Barreto, dated June 30, 2023 (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 14, 2023).
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to Form S-1 filed on October 12, 2021).
21.1*	List of Subsidiaries of Progressive Care Inc.
24.1	Power of Attorney (set forth on the Signature Page of the Registration Statement) (Incorporated by reference to Exhibit 24.1 to Form DRS S-1 filed on November 9, 2020).
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Progressive Care Inc. Compensation Recovery Policy
99.1	Corporate Governance Principles (Incorporated by reference to Exhibit 99.1 to Form S-1 filed on October 12, 2021)
99.2	Audit Committee Charter (Incorporated by reference to Exhibit 99.2 to Form S-1 filed on October 12, 2021)
99.3	Compensation Committee Charter (Incorporated by reference to Exhibit 99.3 to Form S-1 filed on October 12, 2021)
99.4	Nominating and Corporate Governance Committee Charter (Incorporated by reference to Exhibit 99.4 to Form S-1 filed on October 12, 2021)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Progressive Care Inc.

Date: April 10, 2024	By:	/s/ CHARLES M. FERNANDEZ
Charles M. Fernandez
Chief Executive Officer

Dated:	Title	Signature

Date: April 10, 2024	Chief Executive Officer and Director	/s/ CHARLES M. FERNANDEZ
	(Principle Executive Officer)	Charles M. Fernandez

Date: April 10, 2024	Chief Financial Officer	/s/ CECILE MUNNIK
	(Principle Financial and Accounting Officer)	Cecile Munnik

Date: April 10, 2024	Director	/s/ RODNEY BARRETO
Rodney Barreto

Date: April 10, 2024	Director	/s/ JERVIS HOUGH
Jervis Hough

Date: April 10, 2024	Director	/s/ PEDRO RODRIGUEZ
Pedro Rodriguez

Date: April 10, 2024	Director	/s/ JOSEPH ZIEGLER
Joseph Ziegler

Date: April 10, 2024	Director	/s/ ELIZABETH ALCAINE
Elizabeth Alcaine

Date: April 10, 2024	Director	/s/ ANTHONY ARMAS
Anthony Armas

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Progressive Care Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Progressive Care Inc. and Subsidiaries (the “Company”) as of December 31, 2023 (Successor), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from July 1, 2023 through December 31, 2023 (Successor) and the period from January 1, 2023 through June 30, 2023 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 (Successor) and the results of its operations and its cash flows for the period from July 1, 2023 through December 31, 2023 (Successor) and the period from January 1, 2023 through June 30, 2023 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Revision to 2022 consolidated financial statements

We have also audited the 2022 segment information included in Notes 12 and 19 to the consolidated financial statements. In our opinion, such segment information is appropriate and has been prepared on a consistent basis with the 2023 segment information. We were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to the segment information and, accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2023.

New York, New York

April 10, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors

Stockholders of Progressive Care Inc.

Opinion on the Financial Statements

We have audited, before the inclusion of segment information included in Notes 12 (Goodwill and Intangible Assets) and 19 (Reportable Segments), the accompanying consolidated balance sheet of Progressive Care, Inc. (the “Company”) at December 31, 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, before the inclusion of segment information included in Notes 12 (Goodwill and Intangible Assets) and 19 (Reportable Segments), the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor from 2020 to 2023.

Boca Raton, Florida

March 30, 2023

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except shares and par data)

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash	$7,895	$6,743
Accounts receivable – trade, net	8,339	3,672
Receivables - other, net	1,846	2,030
Inventory, net	3,069	688
Prepaid expenses	334	245
Total Current Assets	21,483	13,378
Property and equipment, net	3,284	2,583
Other Assets
Goodwill	731	1,388
Intangible assets, net	14,398	127
Operating right-of-use assets, net	427	446
Finance right-of-use assets, net	22	54
Deposits	39	39
Total Other Assets	15,617	2,054
Total Assets	$40,384	$18,015
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$12,158	$7,384
Notes payable	145	227
Operating lease liabilities	170	200
Finance lease liabilities	18	34
Total Current Liabilities	12,491	7,845
Long-term Liabilities
Notes payable, net of current portion	1,110	2,249
Operating lease liabilities, net of current portion	214	279
Finance lease liabilities, net of current portion	5	24
Total Liabilities	13,820	10,397

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred Stock, Series A ($0.001 par value, 51 shares authorized and designated; 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	—	—
Preferred Stock, Series B ($0.0001 par value, 100,000 shares authorized and designated; 3,000 issued and outstanding as of December 31, 2023 and 2022, respectively)	—	—
Common stock ($0.0001 par value, 100,000,000 shares authorized; 6,222,781 and 3,347,440 issued and outstanding as of December 31, 2023 and 2022, respectively)	67	67
Additional paid-in capital	60,886	22,525
Accumulated deficit	(34,389)	(14,974)
Total Stockholders’ Equity	26,564	7,618
Total Liabilities and Stockholders’ Equity	$40,384	$18,015

See accompanying notes to consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Successor	Predecessor
	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Sales of products, net	$21,412	$19,193	$36,608
Revenues from services	5,367	3,755	3,994
Revenues, net	26,779	22,948	40,602

Costs of products	18,191	16,132	30,656
Costs of services	132	110	243
Costs of revenue	18,323	16,242	30,899

Gross profit	8,456	6,706	9,703

Operating expenses:
Salaries and wages	3,973	3,300	5,843
Professional fees	506	1,048	1,203
Depreciation and amortization	1,463	137	209
Selling, general, and administrative	3,277	1,582	5,027
Goodwill impairment	13,895	—	—
Total operating expenses	23,114	6,067	12,282

(Loss) income from operations	(14,658)	639	(2,579)

Other income (expense):
Change in fair value of derivative liabilities	—	—	(3,323)
Gain on debt extinguishment	—	—	953
Grant revenue	—	—	2,079
Debt conversion expense	—	(5,206)	—
Other finance costs	—	—	(147)
Abandoned offering costs	—	—	(635)
Day one loss on issuance of units	—	—	(1,026)
Day one loss on debt modification	—	—	(524)
Gain on sale or disposal of property and equipment	—	3	12
Interest income	64	12	85
Interest expense	(54)	(215)	(798)
Total other income (expense)	10	(5,406)	(3,324)
Loss before income taxes	(14,648)	(4,767)	(5,903)
Provision for income taxes	—	—	(1)
Net loss	(14,648)	(4,767)	(5,904)
Series A Preferred Stock dividend associated with induced conversion	—	—	(541)
Net loss attributable to common shareholders	$(14,648)	$(4,767)	$(6,445)

Basic and diluted weighted average loss per common share	$(2.36)	$(1.22)	$(2.21)

Weighted average number of common shares outstanding during the period – basic and diluted	6,196	3,896	2,912

See accompanying notes to consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Series A		Preferred Series B		Common Stock		Additional
	$0.001 Par Value		$0.001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021 (Predecessor)	—	$—	—	$—	2,724	$54	$8,862	$(8,529)	388
Issuance of common stock for services	—	—	—	—	141	3	677	—	680
Stock-based compensation	—	—	—	—	249	5	1,180	—	1,185
Issuance of common stock for debt modification agreement	—	—	—	—	105	2	460	—	462
Issuance of common stock in exchange for redemption and cancellation of Series A Preferred Stock	—	—	—	—	128	3	538	—	541
Series A Preferred Stock dividend associated with induced conversion	—	—	—	—	—	—	—	(541)	(541)
Issuance of Series B Preferred Stock from securities purchase agreement	—	—	3	—	—	—	—	—	—
Reclassification of debt and equity contracts	—	—	—	—	—	—	10,109	—	10,109
Stock options granted during the period	—	—	—	—	—	—	698	—	698
Net loss	—	—	—	—	—	—	—	(5,904)	(5,904)
Balance at December 31, 2022 (Predecessor)	—	—	3	—	3,347	67	22,524	(14,974)	7,618
Stock-based compensation	—	—	—	—	73	—	250	—	250
Issuance of common stock for PIPE transaction	—	—	—	—	455	—	880	—	880
Issuance of common stock for debt conversion	—	—	—	—	1,313	—	6,400	—	6,400
Net loss for the six months ended June 30, 2023	—	—	—	—	—	—	—	(4,767)	(4,767)
Balance at June 30, 2023 (Predecessor)	—	$—	3	$—	5,188	$67	$30,054	$(19,741)	$10,381

Issuance of common stock for warrants exercised on July 1, 2023	—	—	—	—	974	—	506	—	506
Balance at July 1, 2023 (Successor)	—	$—	3	$—	6,162	$67	$59,568	$(19,741)	$39,894
Stock-based compensation	—	—	—	—	61	—	1,353	—	1,353
Cost associated with issuance of common stock for PIPE transaction	—	—	—	—	—	—	(35)	—	(35)
Net loss for six months ended December 31, 2023	—	—	—	—	—	—	—	(14,648)	(14,648)
Balance at December 31, 2023 (Successor)	—	$—	3	$—	6,223	$67	$60,886	$(34,389)	$26,564

See accompanying notes to the consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Successor	Predecessor
	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net loss	$(14,648)	$(4,767)	$(5,904)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	136	96	142
Change in provision for credit losses	47	21	(3)
Stock-based compensation	1,353	250	1,905
Amortization of debt issuance costs and debt discounts	—	128	417
Gain on debt extinguishment	—	—	(953)
Debt conversion expense	—	5,206	—
Other financing costs	—	—	148
Day one loss on issuance of units	—	—	1,026
Day one loss on debt modification	—	—	524
Amortization of right-of-use assets - finance leases	15	17	32
Amortization of right-of-use assets - operating leases	102	78	177
Change in fair value of derivative liability	—	—	3,323
Change in accrued interest on notes payable	—	47	321
Amortization of intangible assets	1,312	24	36
Gain on sale or disposal of property and equipment	—	(3)	(12)
Goodwill impairment	13,895	—	—
Changes in operating assets and liabilities, net of effects of business combination without transfer of consideration:
Accounts receivable	(3,755)	(1,100)	(1,466)
Grant receivable	—	277	(1,637)
Inventory	(1,438)	(918)	437
Prepaid expenses	(144)	26	696
Deposits	—	(1)	—
Accounts payable and accrued liabilities	3,932	850	1,620
Operating lease liabilities	(83)	(81)	(160)
Net cash provided by operating activities	724	150	669

Cash flows from investing activities:
Purchase of property and equipment	(538)	(234)	(186)
Proceeds from sale or disposal of property and equipment	—	3	12
Purchase of intangible assets	—	—	(10)
Net cash used in investing activities	(538)	(231)	(184)

Cash flows from financing activities:
Proceeds from warrants exercised	506	—	—
Proceeds from issuance of preferred stock allocated to derivative liabilities	—	—	6,000
Payment of stock issuance costs	—	—	(579)
Payment of debt discount and debt issuance costs	—	—	(222)
Payments on notes payable	(99)	(173)	(313)
Payments on finance lease liabilities	(15)	(17)	(40)
Issuance of common stock for PIPE transaction	—	1,000	—
Payment of stock issuance costs	(35)	(120)	—
Net cash provided by financing activities	357	690	4,846

Increase in cash	543	609	5,331
Cash at beginning of period	7,352	6,743	1,412
Cash at end of period	$7,895	$7,352	$6,743

Supplemental disclosures of cash flow information:
Cash paid for interest	$33	$37	$104
Cash paid for income taxes	$—	$—	$1

Supplemental schedule of non-cash investing and financing activities:
Business combination without transfer of consideration	$39,895	$—	$—
Debt conversion of long-term notes payable and accrued interest, net of unamortized debt discount and debt issuance costs	$—	$1,195	$—
Issuance of common stock and common stock purchase warrants for debt conversion	$—	$6,400	$—
Debt extension fees and other financing costs added to note principal	$—	$—	$484
Issuance of common stock for services rendered	$—	$—	$680
Insurance premiums financed through issuance of note payable	$—	$—	$128
Equipment purchase financed through issuance of note payable	$—	$—	$115

See accompanying notes to the consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “our Company,” or “our business” in these consolidated financial statements on Form 10-K refer to Progressive Care Inc. and its subsidiaries.

Note 1. Organization and Nature of Operations

Progressive Care Inc. (“Progressive”) was incorporated under the laws of the state of Delaware on October 31, 2006.

Progressive, through its wholly-owned subsidiaries, Pharmco, LLC (“Pharmco 901”), Touchpoint RX, LLC doing business as Pharmco Rx 1002, LLC (“Pharmco 1002”), Family Physicians RX, Inc. doing business as PharmcoRx 1103 and PharmcoRx 1204 (“FPRX” or “Pharmco 1103” and “Pharmco 1204”) (pharmacy subsidiaries collectively referred to as “Pharmco”), and ClearMetrX Inc. (“ClearMetrX”), is a personalized healthcare services and technology company that provides prescription pharmaceuticals and risk and data management services to healthcare organizations and providers.

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

We have organized our operations into two reportable segments: Pharmacy Operations and TPA. See “Note 19. Reportable Segments.”

On June 30, 2023, NextPlat Corp (“NextPlat”), Charles M. Fernandez, Chairman and Chief Executive Officer of the Company, and Rodney Barreto, Vice-Chairman of the Company, entered into a voting agreement whereby at any annual or special shareholders meeting of the Company’s stockholders Messrs. Fernandez and Barreto agreed to vote all of the common stock shares that they own in the same manner that NextPlat votes its Common Stock and equivalents. On July 1, 2023, NextPlat and Messrs. Fernandez and Barreto exercised common stock purchase warrants and were issued 632,269, 211,470, and 130,571 common stock shares, respectively, by the Company. After the exercise of the common stock purchase warrants, NextPlat and Messrs. Fernandez and Barreto collectively owned 53% of the Company’s voting common stock. Collectively, the exercise of the common stock purchase warrants and the entry into the voting agreement constituted a change in control in Progressive Care. As a result of the change in control, NextPlat was deemed the accounting acquirer in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations and elected to apply push-down accounting. The application of push-down accounting created a new basis of accounting for all assets and liabilities based on their fair value at the date of acquisition, with few exceptions permissible under GAAP. As a result, the Company’s financial position, results of operations, and cash flows subsequent to the acquisition on July 1, 2023 have been segregated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through June 30, 2023 is referred to as the “Predecessor Company”. The post-acquisition period, July 1, 2023 and forward, includes the impact of push-down accounting and is referred to as the “Successor Company”.

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to residual values, estimated asset lives, impairments and credit losses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications have been made to the 2022 financial statement presentation to conform to the 2023 presentation. On the Consolidated Statements of Operations, Revenues, net, Costs of revenue, and Operating expenses have been disaggregated. Such reclassifications do not impact the Company’s previously reported financial position or net loss.

Segment Reporting

The Company evaluated segment reporting in accordance with ASC 280, Segment Reporting, and concluded that the Company is comprised of two operating segments. This conclusion is based on the discrete operating results regularly reviewed by the chief operating decision maker (“CODM”) to assess the performance of the business and to make resource allocations. These two operating segments also represent our two reportable segments: (i) Pharmacy Operations and (ii) Third-Party Administration.

Cash

The Company maintains its cash in bank deposit accounts at several financial institutions, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) and at times may exceed federally insured limits of $250,000. The Company had approximately $2.7 million that was uninsured at December 31, 2023. In July 2023, the Company entered into a deposit placement agreement for Insured Cash Sweep Services (“ICS”). This service is a secure and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement reduces its credit risk as it relates to uninsured FDIC amounts in excess of $250,000.

Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2023 and 2022.

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the invoiced amount. Trade accounts receivable primarily include amounts from third-party pharmacy benefit managers (“PBM”) and insurance providers and are based on contracted prices. Trade accounts receivable are unsecured and require no collateral. The Company records an allowance for credit losses for estimated differences between the expected and actual payment of accounts receivable. These reductions were made based upon reasonable and reliable estimates that were determined by reference to historical experience, contractual terms, and current conditions. Each quarter, the Company reevaluates its estimates to assess the adequacy of its allowance and adjusts the amounts as necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Risks and Uncertainties

The Company’s operations are subject to intense competition, risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

Concentrations

Suppliers:

The Company had significant concentrations with one vendor. The purchases from this significant vendor were 99%, 97% and 95% of total vendor purchases for the six months ended December 31, 2023 (Successor period), the six months ended June 30, 2023 (Predecessor period), and the year ended December 31, 2022 (Predecessor period), respectively.

Customers:

The Company derives a significant portion of sales from prescription drug sales reimbursed through prescription drug plans administered by PBM companies. Prescription reimbursements from three significant PBMs were as follows:

	Successor	Predecessor
	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2022
A	31%	28%	—
B	29%	38%	56%
C	14%	19%	36%

Inventory

Inventory is valued on a lower of first-in, first-out (FIFO) cost or net realizable value basis. Inventory primarily consists of prescription medications, pharmacy and testing supplies, and retail items. The Company provides a valuation allowance for obsolescence and slow-moving items. The Company recorded an allowance of approximately $65,000 and $40,000 as of  December 31, 2023 and 2022, respectively.

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

Business acquisitions

The Company records business acquisitions using the acquisition method of accounting. All of the assets acquired, liabilities assumed, and contractual contingencies are recognized at their fair value on the acquisition date. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized and goodwill. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred. The Company uses a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired, liabilities assumed and equity interests. The measurement period ends once all information is obtained, but no later than one year from the acquisition date

Goodwill

Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth fiscal quarter or in interim periods if events or changes in circumstances indicate that it is more likely than not to be impaired. The Company considers the reporting units for goodwill impairment testing to be the operating segments plus an allocation of the Corporate business unit’s expenses.

Intangible Assets

Acquired intangible assets with finite lives other than goodwill are amortized over their useful lives. For intangible assets acquired in a business combination, the estimated fair values of the assets received are used to establish their recorded values. Valuation techniques consistent with the market approach, income approach, and/or cost approach are used to measure fair value. Intangible assets subject to amortization represent the fair value of client relationships and tradenames acquired, as well as non-compete agreements to which the Company is a party and capitalized software development costs. In valuing these assets, the Company makes assumptions regarding useful lives and projected growth rates, and significant judgment is required.

Long-lived Asset Impairment

The Company reviews its long-lived assets, comprised of property and equipment, right-of-use assets, and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and consider market participants in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates the long-lived assets of the reporting units for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the carrying amount of the asset group is compared to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. As of December 31, 2023, there were no indications that the carrying amounts of our long-lived assets exceeded their respective fair values.

Derivative Liabilities

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and paragraph 815-40-25 of the Financial Accounting Standard Board (“FASB”) ASC. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Consolidated Statements of Operations as other income or expense. Upon registration, conversion or exercise, as applicable, of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Revenue Recognition

The Company provides prescription pharmaceuticals, COVID-19 related diagnostics and vaccinations, TPA services, and contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program. Under the terms of the contracted pharmacy services for 340B covered entities, the Company acts as a pass-through for reimbursements on prescription claims adjudicated on behalf of the 340B covered entities in exchange for a dispensing fee per prescription.

The Company recognizes product sales from prescriptions dispensed to patients (customers) at the time the drugs are physically delivered to a customer or when a customer picks up their prescription, which is the point in time when control transfers to the customer. 340B dispensing fees are a component of 340B contract revenue, which are recognized at the time the drugs are received by the patient, by either delivery or customer pick up. Each prescription claim is considered an arrangement with the customer and is a separate performance obligation. Payments are received directly from the customer at the point of sale, or the customers’ insurance provider is billed electronically. For third-party medical insurance and other claims, authorization is obtained to ensure payment from the customer’s insurance provider before the medication is dispensed to the customer. Authorization is obtained for these sales electronically and a corresponding authorization number is issued by the customer’s insurance provider. The Company is the agent in all of the 340B pharmacy dispensing service agreements transactions with 340B covered entities and not the principal in the transactions. Thus, the Company only recognizes its net fee for the prescription dispensing transactions and not the gross billing and cost of goods sold for the drugs dispensed.

The Company accrues an estimate of PBM fees, including direct and indirect remuneration (“DIR”) fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of prescription revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known.

DIR fees are fees charged by PBMs to pharmacies for network participation as well as periodic reimbursement reconciliations. For some PBMs, DIR fees are charged at the time of the settlement of a pharmacy claim. Other PBMs do not determine DIR fees at the claim settlement date, and therefore DIR fees are collected from pharmacies after claim settlement, often as clawbacks of reimbursements based on factors that vary from plan to plan. For example, two PBMs calculate DIR fees on a trimester basis and charge the Company for these fees as reductions of reimbursements paid to the Company two to three months after the end of the trimester (e.g., DIR fees for January – April 2023 claims were clawback by these PBMs in July – August 2023). For DIR fees that are not collected at the time of claim settlement, the Company records an accrued liability at each reporting date for estimated DIR fees that are expected to be collected by the PBMs in a future period. The estimated liability for these fees is highly subjective and the actual amount collected may differ from the accrued liability. The uncertainty of management’s estimates is due to inadequate disclosure to the Company by the PBMs as to exactly how these fees are calculated either at the time the DIR fees are actually assessed and reported to the Company. The detail level of the disclosure of assessed DIR fees varies based on the information provided by the PBM.

Billings for most prescription orders are with third-party payers, including Medicare, Medicaid, and insurance carriers. Customer returns are nominal.

The Company recognizes revenue from TPA services as it satisfies the performance obligations under the TPA contract with a 340B covered entity. TPA services provided to covered entities include consulting services, accounting and reconciliation of contract pharmacy billings, and various compliance services. The covered entity simultaneously receives and consumes benefits as the Company performs services under the TPA contract. These services are capable of being distinct from one another, e.g., the covered entity may receive benefit from each separate service, but in the context of a TPA contract, these qualify as a series of distinct services. The Company provides a significant service of integrating the services into a combined output that benefits the covered entity, that benefit being ensuring compliance by the covered entity with 340B regulations. Therefore, the Company considers the combined services to be a single performance obligation in each TPA contract.

As stated in the TPA agreements, the Company receives a fixed percentage which is applied to the gross pharmacy service billings over the contract period. The gross pharmacy service billings are estimated based on the number of prescriptions filled by the Pharmacy Service contractor multiplied by the reimbursement rates set by the insurance providers. The Company invoices the covered entities for TPA services on a semi-monthly basis and collections are within 24-45 days of invoicing.

ASC 606 provides a practical expedient wherein an entity may recognize revenue in the amount to which it has a right to invoice a customer if the entity has a right to consideration from the customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. This expedient could be available, for example, for a service contract in which an entity bills a fixed amount for each hour of service provided. The Company believes that this practical expedient applies to its TPA contracts and we have elected this method in measuring revenue over the TPA contract term.

The Company recognizes COVID-19 testing revenue when the tests are performed and results are delivered to the customer. Each test is considered an arrangement with the customer and is a separate performance obligation. Payment is generally received in advance from the customer.

The following tables disaggregates net revenues by categories (in thousands):

	Successor
	Six Months Ended December 31, 2023
	Pharmacy Operations	Third-Party Administration	Corporate	Total
Sales of products, net
Prescription revenue, net of PBM fees	$21,481	$—	$—	$21,481
COVID-19 testing revenue	7	—	—	7
Other revenue	8	—	—	8
Subtotal	21,496	—	—	21,496
Revenues from services:
340B contract revenue	4,061	1,222	—	5,283
Revenues, net	$25,557	$1,222	$—	$26,779

	Predecessor
	Six Months Ended June 30, 2023
	Pharmacy Operations	Third-Party Administration	Corporate	Total
Sales of products, net
Prescription revenue, net of PBM fees	$19,219	$—	$—	$19,219
COVID-19 testing revenue	54	—	—	54
Other revenue	5	—	—	5
Subtotal	19,278	—	—	19,278
Revenues from services:
340B contract revenue	2,473	1,197	—	3,670
Revenues, net	$21,751	$1,197	$—	$22,948

	Predecessor
	Year Ended December 31, 2022
	Pharmacy Operations	Third-Party Administration	Corporate	Total
Sales of products, net
Prescription revenue, net of PBM fees	$34,894	$—	$—	$34,894
COVID-19 testing revenue	1,915	—	—	1,915
Other revenue	3	—	—	3
Subtotal	36,812	—	—	36,812
Revenues from services:
340B contract revenue	2,665	1,125	—	3,790
Revenues, net	$39,477	$1,125	$—	$40,602

Grant Revenue

Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Predecessor Company was eligible for refundable employee retention credits (“ERCs”) subject to certain conditions which were met during the year ended December 31, 2022. In connection with the ERCs, the Predecessor Company adopted a policy to recognize the ERCs when earned and report the amounts as grant revenue in accordance with FASB ASC 958-605. Accordingly, the Predecessor Company recorded approximately $2.1 million of grant revenue (recorded as Other income) and grant revenue receivable during the year ended December 31, 2022. The Predecessor Company received approximately $1.6 million of ERC proceeds during the year ended December 31, 2022, which were credited against grant revenue receivable. Grant revenue receivable balance at December 31, 2022 was approximately $0.3 million and recorded in Receivables – other on the Consolidated Balance Sheets. There was no grant revenue receivable balance at December 31, 2023.

Cost of Products and Services

Cost of prescription revenue is derived based upon vendor purchases relating to prescriptions sold, cost of testing supplies for tests administered to patients, and point-of-sale scanning information for non-prescription sales and is adjusted based on periodic inventories. All other costs related to revenues are expensed as incurred.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Advertising expense was approximately $0.1 million, $0.1 million, and $0.3 million for the six months ended December 31, 2023, the six months ended June 30, 2023, and year ended December 31, 2022, respectively.

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

Offering Costs

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

The Company accounts for uncertainty in income taxes by recognizing a tax position in the consolidated financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company records interest and penalties related to tax uncertainties, if any, as income tax expense. Based on management’s evaluation, the Company does not believe it has any uncertain tax positions as of  December 31, 2023 and 2022. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years including and prior to 2020.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding, adjusted for the dilutive effect of common stock purchase warrants and stock options, using the treasury stock method, and convertible debt, using the if converted method. See Note 7 for more information on the computation of EPS.

Recently Adopted Accounting Standards

In August 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-04, “Liabilities (Topic 405) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121”, to amend and add various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Bulletin No. 121. The Company adopted this conforming guidance upon issuance and the adoption had no material impact on our consolidated financial statements and related disclosures.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)”, to amend various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The Company adopted this conforming guidance upon issuance and the adoption had no material impact on our consolidated financial statements and related disclosures.

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

Accounting Pronouncements Issued but not yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740)—Improvements to Income Tax Disclosure” (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. ASU 2023-09 is required to be adopted for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt this accounting standard update effective January 1, 2025. The Company expects that the adoption of the standard will not have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 is required to be adopted for annual periods beginning after December 15, 2023, and interim period within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt this accounting standard update effective January 1, 2024. The Company expects that the adoption of the standard will not have a material impact on our consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements.

Note 4. Business Combination Without Transfer of Consideration

As referenced in Note 1, the Company has applied push-down accounting to its financial statements. Due to the change in control, the Company remeasured its assets and liabilities as of the acquisition date, July 1, 2023, to be recognized at their estimated fair values. The assets and liabilities were measured at estimated fair values primarily using Level 3 inputs. Estimates of fair value represent management's best estimate which require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities. The fair values of the Company’s current assets and current liabilities were assumed to approximate their carrying values. The estimated fair values of the Company’s identifiable intangible assets consist of trade name, developed technology, and pharmacy records. The fair values of trade name and developed technology were estimated by applying an income approach, specifically a relief from royalty method. The fair value of pharmacy records was estimated by applying a market approach. The estimated fair value of the Company’s building and land, included in property and equipment, net, was estimated by applying a sales comparison approach while vehicles, furniture and equipment, leasehold improvements and fixtures, and computer equipment were assumed to approximate their carrying value. These fair value measurements are based on significant inputs not observable in the market, and thus represent Level 3 measurements - see Note 6. Goodwill was recorded as the excess of the estimated enterprise value over the sum of the fair value amounts allocated to the Company’s assets and liabilities. The goodwill is not deductible for tax purposes.

The following table summarizes the allocation of the fair value of the consideration to the assets and liabilities of the Company on July 1, 2023. The total consideration is based on the fair value of the Company’s common stock outstanding at July 1, 2023, which was 7,662,343 total implied shares outstanding and a fair market value of $4.45 per share, plus the fair value of warrants and options outstanding at July 1, 2023 of approximately $5.8 million. Total implied shares outstanding at July 1, 2023 consisted of 6,162,343 common shares outstanding and 1,500,000 Preferred Stock, Series B as converted on July 1, 2023.

(in thousands)
Total consideration	$39,895

Fair value of identifiable net assets:
Cash	7,352
Accounts receivable	6,478
Receivables - other	506
Inventory	1,631
Prepaid expenses	220
Property and equipment	2,883
Right-of-use assets	405
Intangible assets:
Trade name[1]	4,700
Developed technology[2]	2,880
Pharmacy records[2]	8,130
Deposits	39
Accounts payable and accrued expenses	(8,195)
Notes payable and accrued interest - current portion	(149)
Lease liabilities - current portion	(208)
Notes payable - long-term	(1,173)
Lease liabilities - long-term	(230)
Deferred tax liability[3]	—
Total fair value of net assets	$25,269

Goodwill	$14,626

(1) 10 year amortization period

(2) 5 year amortization period

(3) Under federal tax law, previously unidentified finite lived intangible assets recognized from a business combination have no tax basis and therefore are not amortized for tax purposes. This tax position created a book/tax basis difference that was previously not recognized at July 1, 2023, the date of the business combination transaction. Therefore, an approximate $4.0 million deferred tax liability measurement period adjustment was recorded at December 31, 2023 as a result of the book/tax basis difference for the finite lived intangible assets. In addition the Company determined that the acquired deferred tax liability could be utilized to offset preexisting deferred tax assets. Therefore, in accordance with ASC 805-740-45-2, the Company released the deferred tax asset valuation allowance as a reduction to goodwill in the amount of approximately $4.0 million during the measurement period.

Note 5. Liquidity and Going Concern Consideration

The Company has sustained recurring operating losses. At December 31, 2023, the Company had an accumulated deficit of approximately $34.4 million. For the six months ended December 31, 2023, the Company had a net loss of approximately $14.6 million and cash provided by operating activities of approximately $0.7 million. For the six months ended June 30, 2023, the Company had a net loss of approximately $4.8 million and cash provided by operating activities of approximately $0.2 million. The Company expects to continue to incur losses for at least the next 12 months from the date these financial statements are available.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business.

On May 5, 2023, the Company and NextPlat entered into a First Amendment (the “Amendment”) to that certain Securities Purchase Agreement dated November 16, 2022 (the “Debenture Purchase Agreement”). Under the Debenture Purchase Agreement, we agreed to issue, and NextPlat agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10.0 million of secured convertible debentures from NextPlat (the “Debentures”). Pursuant to the Amendment, NextPlat and the Company agreed to amend the Debenture Purchase Agreement and the form of Debenture attached as an exhibit thereto to have a conversion price of $2.20 per share. As of April 10, 2024, the date the Audited Consolidated Financial Statements were issued, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

Management believes that our present cash position and the cash we expect to generate from operating activities are sufficient to allow the Company to continue as a going concern for at least 12 months from the issuance date of these consolidated financial statements. The Company also has availability for additional funding under the Debenture Purchase Agreement if needed.

Note 6. Fair Value Measurements

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

●

Notes payable and lease liabilities: The carrying amount of notes payable approximated fair value due to variable interest rates at customary terms and rates the Company could obtain in current financing. The carrying value of lease liabilities approximated fair value due to the Company’s incremental borrowing rate and the duration of the leases (Level 2 inputs).

Fair Value Measurements on a Recurring Basis

The following table is a roll forward of the opening and closing balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Derivative Liabilities
Balance at January 1, 2022	$222
Changes in fair value	3,322
New derivatives	8,042
Transfers out	(11,586)
Balance at December 31, 2022	$—

Changes in fair value of derivative liabilities for the year ended December 31, 2022 (Predecessor period) were included in net loss for the year.

Fair Value Measurement on a Nonrecurring Basis

Common Stock Purchase Warrants

As of December 31, 2023, the Company had common stock purchase warrants classified as Level 3 equity instruments. The fair value of the common stock purchase warrants on the date of issuance was approximately $4.6 million. The Company used the Monte Carlo simulation model for valuation of the common stock purchase warrants. Key inputs into the Monte Carlo simulation model were as follows at the valuation date: risk-free interest rate: 3.5%-3.7%; expected term: 3-5.6 years; expected volatility: 93%-102%; exercise price: $2.20. For additional information on the initial issuance and subsequent exercise of the common stock purchase warrants, see also “Note 16. Stockholder’s Equity, Common Stock and Common Stock Purchase Warrants.”

Note 7. Earnings (Loss) per Share

Basic earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding during the year, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all potentially dilutive shares of common stock outstanding during the year including common stock purchase warrants and stock options, using the treasury stock method, and convertible debt, using the if converted method. Diluted earnings per share excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The components of basic and diluted EPS were as follows (in thousands, except per share data). For all periods presented, the Company incurred a net loss causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in diluted loss per common share and basic loss per common share being equivalent.

	Successor	Predecessor
	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Net loss attributable to common shareholders	$(14,648)	$(4,767)	$(6,445)

Basic weighted average common shares outstanding	6,196	3,896	2,912
Potentially dilutive common shares	—	—	—
Diluted weighted average common shares outstanding	6,196	3,896	2,912

Basic weighted average loss per common share	$(2.36)	$(1.22)	$(2.21)
Diluted weighted average loss per common share	$(2.36)	$(1.22)	$(2.21)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Common stock purchase warrants	388	1,155	577
Stock options	140	136	192
Convertible debt	—	—	709
	528	1,291	1,478

Note 8. Private Placement Transaction and Warrant Liabilities - Predecessor Company

On August 30, 2022, the Predecessor Company entered into a Securities Purchase Agreement (“SPA”) with NextPlat wherein the Predecessor Company received gross proceeds of $6.0 million through the sale of 3,000 units. Each unit is made up of one share of Series B Convertible Preferred Stock, $0.001 par value, and one redeemable warrant (“the Investor Warrants”). Each warrant entitles the holder to purchase one share of Series B Convertible Preferred Stock at an exercise price of $2,000. The Investor Warrants may also be exercised, in whole or in part, by means of a cashless exercise. The Series B Convertible Preferred Stock has a stated value of $2,000 per share. Each share of Series B Convertible Preferred Stock is convertible at any time at the option of the holder into shares of the Predecessor Company’s common stock determined by dividing the stated value by the conversion price of $4.00. The Predecessor Company incurred total offering costs associated with the transaction of approximately $1.0 million, which approximately $0.6 million in offering costs were withheld from the gross proceeds and approximately $0.4 million in stock issued for service rendered and derivative liabilities associated with the offering.

In conjunction with the Private Placement Transaction, the Predecessor Company also entered into a Debt Modification Agreement with NextPlat. The Predecessor Company also issued placement agent warrants with substantively similar terms as the Investor Warrants. The placement agent warrants are exercisable into 380,500 shares of the Company’s common stock at an exercise price per common stock share of $4.00. The placement agent warrants may be exercised at any time at the option of the Placement Agent and expire on September 2, 2027. If at the time of exercise hereof there is no effective registration statement registering, or the prospectus contained therein is not available for the resale of the Warrant Shares by the Holder, pursuant to the terms and conditions of the Purchase Agreement, then the placement agent warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise.

As the time of issuance, the Predecessor Company determined that the warrants did not meet the definition of a liability under FASB ASC Topic 480. However, they did meet the definition of a derivative under FASB ASC Topic 815 because at the time the warrants were issued, the Predecessor Company had insufficient common stock shares to settle the warrants when considering all other commitments that may require the issuance of common stock shares. The Predecessor Company determined that the fair value of the warrants on their issuance date of August 30, 2022 was approximately $6.1 million and elected to classify the preferred stock shares and warrants as liabilities. On December 29, 2022, the Predecessor Company effected a 1-for-200 reverse stock split of our common stock. As a result of the reverse stock split, the warrants were reclassified from liabilities to equity. The Predecessor Company recorded a loss of approximately $2.4 million from the change in fair value of the derivative warrant liability on its Consolidated Statements of Operations for the year ended December 31, 2022.

The Predecessor Company’s warrants were valued on the applicable dates using the Monte Carlo Simulation Model. Significant inputs into this technique at measurement dates are as follows:

	August 30, 2022 (1)	December 29, 2022 (2)

Fair market value of the Company’s stock (3)	$4.40	$6.00
Exercise price	$4.00	$4.00
Stock price	$4.00	$4.00
Term (4) (in years)	5	5
Expected life (5) (in years)	5	5
Volatility	90.0%	90.0%
Risk-free interest rate (6)	3.3%	4.0%
Warrants measurement input	3.3%	4.0%

(1)	Date of issuance
(2)	Measurement date prior to reverse stock split
(3)	The fair value of the stock was determined by using the Predecessor Company’s closing stock price as reflected in the OTC Markets.
(4)	The term is the contractual remaining term.
(5)	The expected life is the contractual term of the warrants.
(6)	The risk-free rates used for inputs represent the yields on the valuation date with periods consistent with the contractual remaining term.

During the year ended December 31, 2022, the Predecessor Company incurred a day one loss of approximately $1.0 million because the Predecessor Company had insufficient authorized common stock shares to settle the warrants.

In connection with the Private Placement Transaction, the Predecessor Company entered into a registration rights agreement with NextPlat pursuant to which, among other things, the Predecessor Company agreed to prepare and file with the SEC a resale registration statement to register the shares of the Predecessor Company’s common stock to be issued upon conversion of the Series B Convertible Preferred Stock, the NextPlat Convertible Note, and Warrants.

On February 3, 2023, the Predecessor Company filed with the SEC a Request for Withdrawal of Registration Statement on Form S-1.

Note 9. Accounts Receivable – Trade, net

Accounts receivable – trade, net consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Gross accounts receivable – trade	$8,611	$3,876
Less: allowance for credit losses	(272)	(204)
Accounts receivable – trade, net	$8,339	$3,672

The Successor Company increased the allowance for credit losses in the amount of approximately $47,000 for the six months ended December 31, 2023. The Predecessor Company increased (recovered) the allowance for credit losses in the amount of approximately $21,000 and ($3,000) for the six months ended June 30, 2023 and year ended December 31, 2022, respectively.

Changes in the allowance for credit losses were as follows (in thousands):

	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Net Deductions (Recoveries)	Balance at End of Period
Year ended December 31, 2022 (Predecessor)
Accounts receivable, allowance for credit losses	$207	$(3)	$—	$204
Six months ended June 30, 2023 (Predecessor)
Accounts receivable, allowance for credit losses	$204	$21	$—	$225
Six months ended December 31, 2023 (Successor)
Accounts receivable, allowance for credit losses	$225	$47	$—	$272

Note 10. Receivables - Other, net

Receivables – Other, net consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Performance bonuses	$1,602	$1,224
Customers	192	—
Other	52	278
Covered entities	—	25
Vendor credits	—	503
	$1,846	$2,030

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

Note 11. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

		Successor	Predecessor
	Estimated Useful Life	December 31, 2023	December 31, 2022
Building	40 years	$2,116	$1,651
Vehicles	3 - 5 years	595	252
Furniture and equipment	5 years	388	424
Land	---	184	184
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease	76	277
Computer equipment	3 years	39	101
Construction in progress	---	22	—
Building improvements	Remaining life of the building	—	513
Total		3,420	3,402
Less: accumulated depreciation		(136)	(819)
Property and equipment, net		$3,284	$2,583

As of July 1, 2023, building, building improvements, and land were revalued at fair value as a result of the application of push-down accounting - see “Note 4. Business Combination Without Transfer of Consideration”.

Depreciation expense for the Successor Company was approximately $136,000 for the six months ended December 31, 2023. Depreciation expense for the Predecessor Company was approximately $96,000 and $142,000 for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.

Note 12. Goodwill and Intangible Assets

Goodwill

The Company performed the required annual impairment analysis of goodwill at December 31, 2023 on its two reporting units and identified the sustained decrease in the Company’s share price as a triggering event that it is more likely than not that the carrying amount of goodwill exceed its fair value. To determine the fair value of these reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five-to-ten-year forecasted cash flows plus a terminal value based on a multiple of earnings or by capitalizing the last period’s cash flows using a perpetual growth rate. The Company’s significant assumptions in the discounted cash flow models include, but are not limited to: the weighted average cost of capital (“WACC”), revenue growth rates, including perpetual revenue growth rates, corporate overhead allocations, and operating margin percentages of the reporting unit's business. The Company considered the current market conditions when determining its assumptions. The total forecasted cash flows were discounted based on a range between 11% to 13.5%, which included assumptions regarding the Company’s WACC. Lastly, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. The use of estimates and the development of assumptions results in uncertainties around forecasted cash flows.

A change in any of these estimates and assumptions used in the impairment test, a degradation in the overall markets served by these reporting units, among other factors, could have a negative material impact to the fair value of the reporting units and could result in a future impairment charge. There can be no assurance that the Company’s future goodwill impairment testing will not result in a charge to earnings. This impairment charge could have a negative material impact on the Company’s results of operations.

As a result of the December 31, 2023 annual impairment test, the Company concluded that the carrying amount of the Pharmacy Operations reporting unit goodwill exceeded its fair value by 100% and recorded a non-cash goodwill impairment charge of approximately $13.9 million for the six months ended December 31, 2023 (Successor period). The carrying amount of the TPA reporting unit goodwill did not exceed its fair value, therefore no impairment charge was recorded for the six months ended December 31, 2023 (Successor period). The remaining carry amount of goodwill as of December 31, 2023 was approximately $0.7 million and was allocated to the TPA reporting segment.

The following table reflects changes in the carrying amount of goodwill during the periods presented by reportable segments (in thousands):

	Pharmacy Operations	Third-Party Administration	Total
Balances as of December 31, 2021 (Predecessor)
Goodwill	$1,388	$—	$1,388
Accumulated impairment losses	—	—	—
Goodwill, net as of December 31, 2021 (Predecessor)	1,388	—	1,388

Changes in Goodwill during the year ended December 31, 2022:
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balances as of December 31, 2022 (Predecessor)
Goodwill	1,388	—	1,388
Accumulated impairment losses	—	—	—
Goodwill, net as of December 31, 2022 (Predecessor)	1,388	—	1,388

Changes in Goodwill during the six months ended June 30, 2023 (Predecessor):
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balances as of June 30, 2023 (Predecessor)
Goodwill	1,388	—	1,388
Accumulated impairment losses	—	—	—
Goodwill net as of June 30, 2023 (Predecessor)	1,388	—	1,388

Changes in Goodwill during the six months ended December 31, 2023 (Successor):
Goodwill acquired	13,895	731	14,626
Impairment losses	(13,895)	—	(13,895)

Balance as of December 31, 2023 (Successor)
Goodwill	13,895	731	14,626
Accumulated impairment losses	(13,895)	—	(13,895)
Goodwill, net as of December 31, 2023 (Successor)	$—	$731	$731

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Successor			Predecessor
	December 31, 2023			December 31, 2022
	Gross amount	Accumulated amortization	Net Amount	Gross amount	Accumulated amortization	Net Amount
Pharmacy records	$8,130	$(807)	$7,323	$263	$(263)	$—
Tradenames	4,700	(224)	4,476	362	(362)	—
Developed technology	2,880	(281)	2,599	—		—
Software	—	—	—	86	(4)	82
Non-compete agreements	—	—	—	166	(121)	45
Website	—	—	—	68	(68)	—
Total intangible assets	$15,710	$(1,312)	$14,398	$945	$(818)	$127

As of July 1, 2023, intangible assets were revalued at fair value as a result of the application of push-down accounting. See “Note 4. Business Combination Without Transfer of Consideration” for a summary of amounts recognized for each major class of asset and liabilities, after application of push-down accounting.

Amortization of intangible assets for the Successor Company was approximately $1.3 million for the six months ended December 31, 2023. Amortization of intangible assets for the Predecessor Company was approximately $24,000 and $36,000 for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. There were no impairment charges related to intangible assets during the six months ended December 31, 2023 (Successor period), the six months ended June 30, 2023 and the year ended December 31, 2022 (Predecessor periods).

The following table represents the total estimated future amortization of intangible assets for the five succeeding years and thereafter as of  December 31, 2023 (in thousands):

Successor
Year	Amount
2024	$2,696
2025	2,672
2026	2,672
2027	2,672
2028	1,571
Thereafter	2,115
Total	$14,398

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Accounts payable – trade	$11,256	$6,517
Accrued payroll and payroll taxes	167	229
Accrued PBM fees	571	501
Other accrued liabilities	164	137
Total	$12,158	$7,384

Note 14. Notes Payable

Notes payable consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2023	December 31, 2022
A. Convertible note payable and accrued interest - collateralized	$—	$2,838
B. Mortgage note payable - commercial bank - collateralized	1,140	1,226
C. Note payable - uncollateralized	25	25
D. Notes payable - collateralized	90	137
Insurance premiums financing	—	70
Subtotal	1,255	4,296
Less: unamortized debt discount	—	(1,820)
Total	1,255	2,476
Less: current portion of notes payable	(145)	(227)
Long-term portion of notes payable	$1,110	$2,249

The corresponding notes payable above are more fully discussed below:

(A) Convertible Notes Payable – collateralized

Iliad Research and Trading, L.P.

On March 6, 2019 (Predecessor period), Progressive entered a Securities Purchase Agreement (the “Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad Research”) in the amount of $3,310,000 (“the Iliad Research note”). The Iliad Research note accrued interest at the rate of 10% per annum and was convertible into shares of common stock ($0.0001 par value per share) based on the average of the two lowest closing trading prices during the twenty trading days immediately preceding the applicable conversion. Through a series of extensions entered into, the maturity date was extended to May 15, 2023, at which time all unpaid principal and accrued and unpaid interest were due. The Iliad Research note was acquired as part of the Confidential Note Purchase and Release Agreement entered into between Iliad Research and the NextPlat investors, and the terms of the Iliad Research note were modified as part of the Debt Modification Agreement between the Company and the NextPlat investors.

The provisions of the Iliad Research note contained a weekly volume limitation on the number of shares common stock received from note conversions that can be sold (“Volume Limitation”). In the event of Volume Limitation breach, the Outstanding Balance of the Iliad Research note was reduced by an amount equal to such Excess Sales (the “Outstanding Balance Reduction”). During the year ended December 31, 2021 (Predecessor period), the volume of sales of Conversion Shares exceeded the Volume Limitation, which resulted in an Outstanding Balance Reduction in the amount of $180,000.

On December 14, 2021 (Predecessor period), Progressive Care filed a demand (“the Company Demand”) with Iliad Research that alleged breaches of the Volume Limitation provisions of the Iliad Research note, as well as a previous note agreement with an affiliate of Iliad Research, Chicago Venture Partners, LP (“CVP”), (“the CVP note”). The CVP Note previously had been paid off in 2020. On January 7, 2022 (Predecessor period), in response to the Company Demand, Iliad Research and CVP filed a complaint with the Third Judicial District Court of Salt Lake County, State of Utah, as well as an Arbitration Notice pursuant to the CVP and Iliad Research Purchase Agreements.

On January 20, 2022 (Predecessor period), Progressive Care entered into an agreement with Iliad Research and CVP (“the Settlement Agreement”), in which (1) the maturity date of the Iliad Research note was extended to May 15, 2022, for which the Predecessor Company paid an extension fee in the amount of approximately $46,000, (2) the outstanding balance of the Iliad Research note was increased by $100,000 because the Iliad Research note was not repaid by February 16, 2022, (3) the balance of the Iliad Research note was reduced by $180,000 (recorded in 2021) as settlement of the alleged breaches of the Volume Limitation provisions of the Iliad Research note, (4) CVP paid $175,000 to Progressive Care as settlement of the alleged breaches of the Volume Limitation provisions of the CVP note, and (5) Iliad Research and its affiliated entities agreed not to sell any shares of Progressive Care or submit any Redemption Notices for a stated time period (“Standstill Period”). The $180,000 debt reduction and $175,000 received were accounted for as gains on debt extinguishment, the $100,000 was accounted for as interest expense and the $46,000 extension fee was recorded as other finance costs.

During the second quarter of 2022, the Predecessor Company and Iliad Research entered into a series of agreements to (i) extend the Standstill Period to July 15, 2022, and (ii) extend the maturity date of the Iliad Research note to May 15, 2023. The fees paid to extend the Standstill Period of approximately $101,000 were recorded as other finance costs. The fees to modify the terms to extend the maturity date in the amount of approximately $237,000 were added to the outstanding note balance, resulting in the recognition of a loss on debt extinguishment.

The outstanding balance on the Iliad Research note was approximately $2,144,000 at December 31, 2021 (Predecessor period), inclusive of accrued interest in the amount of approximately $833,000. On August 30, 2022, the Iliad Research note was purchased by the NextPlat investors.

The conversion features embedded within the Iliad Research note represented an embedded derivative. Accordingly, the embedded conversion right was bifurcated from the debt host and accounted for as a derivative liability and remeasured to fair value each reporting period. Fair value was determined using a Monte Carlo simulation model. For the year ended December 31, 2022, the Predecessor Company recorded in earnings a change in fair value of the derivative liability in the amount of approximately $914,000. Upon the entrance into the Debt Modification Agreement with the NextPlat investors on August 30, 2022 (Predecessor period), the outstanding fair value of the derivative liability of $1,477,400 million was written off and included in gain on debt extinguishment for the year ended December 31, 2022 (Predecessor period).

Debt Issuance Costs, Debt Discount, and Investment Length Premium Associated with the Iliad Research Note

Debt issuance costs consisted of fees incurred through securing financing from Iliad Research on March 6, 2019 (Predecessor period). Debt discount consisted of the discount recorded upon recognition of the derivative liability upon issuance of the first and second tranches. Investment length premium was calculated at a 5% premium on the outstanding balance when the note was still outstanding at (a) 18 months from the effective date, (b) 24 months from the effective date, and (c) 30 months from the effective date.

Debt issuance costs, debt discount and investment length premium were amortized to interest expense over the term of the related debt using the straight-line method. Total amortization expense for the year ended December 31, 2022 was approximately $286,000 (Predecessor period).

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

The outstanding balance on the NextPlat Investors Note was approximately $2.8 million at December 31, 2022, inclusive of accrued interest in the amount of approximately $47,000 at December 31, 2022 (Predecessor period). The Note is reported net of a debt discount of approximately $1.8 million at December 31, 2022 (Predecessor period).

On May 5, 2023, the Predecessor Company entered into a Debt Conversion Agreement (the “DCA”) with NextPlat and the other holders (the “Holders”) of the Amended and Restated Secured Convertible Promissory Note. Pursuant to the DCA, NextPlat and the Holders agreed to modify and convert the total approximately $2.9 million of outstanding principal and accrued and unpaid interest to Common Stock at a conversion price of $2.20 per share (the “Debt Conversion”) for a total of 1,312,379 shares. Additionally, the Predecessor Company issued 330,000 common stock purchase warrants to certain existing Progressive Care investors to induce them to approve the Debt Conversion (the “Inducement Warrants”). The Inducement Warrants were recorded at fair value of approximately $0.7 million as equity instruments. The Debt Conversion was recorded using inducement accounting and resulted in a total debt conversion expense of approximately $5.2 million for the six months ended June 30, 2023. Debt conversion expense consisted of debt issuance costs and debt discount of approximately $1.7 million, the fair value of the common stock purchase warrants issued of approximately $4.6 million, partially offset by the loss from inducement accounting of approximately $1.1 million.

Embedded Derivative Liability - Predecessor Company

The Company identified an embedded derivative feature in the NextPlat Investors Note and concluded that it required bifurcation and liability classification as a derivative liability. The fair value of the embedded derivative at the issuance date of the Note ( August 30, 2022) was approximately $2.0 million. The Company recorded a gain of approximately $284,000 from the change in the fair value of the derivative liability in its Consolidated Statements of Operations for the year ended December 31, 2022. As a result of the common stock reverse stock split on December 29, 2022, the derivative liability was reclassified to equity.

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

Debt issuance costs and debt discount were amortized to interest expense over the term of the related debt using the straight-line method. There was no amortization expense for debt issuance costs and debt discount for the six months ended December 31, 2023 (Successor period). Total amortization expense for the six months ended June 30, 2023 and the year ended December 31, 2022 were approximately $128,000 and $131,000, respectively (Predecessor period).

As a result of the Debt Conversion, the remaining balance of debt issuance costs and debt discount of approximately $1.7 million at the date of the Debt Conversion was written off and recognized as part of debt conversion expense for the six months ended June 30, 2023 on the Consolidated Statements of Operations.

(B) Mortgage Note Payable – collateralized

In 2018, Pharmco 901 closed on the purchase of land and building located at 400 Ansin Boulevard, Hallandale Beach, Florida. The purchase price was financed in part through a mortgage note and security agreement entered into with a commercial lender in the amount of $1,530,000. The promissory note is collateralized by the land and building, bears interest at a fixed rate of 4.75% per annum, matures on December 14, 2028 and is subject to a prepayment penalty. Principal and interest will be repaid through 119 payments of $11,901 that began in January 2019, with the final payment of all principal and accrued interest not yet paid on December 14, 2028. Note repayment is guaranteed by Progressive Care Inc.

(C) Note Payable – Uncollateralized

As of December 31, 2023 and 2022, the uncollateralized note payable represents a non-interest-bearing loan that is due on demand from an investor.

(D) Notes Payable – Collateralized

In September 2019, the Predecessor Company entered into a note obligation with a commercial lender, the proceeds from which were used to pay off a capital lease obligation on pharmacy equipment in the amount of approximately $85,000. The terms of the promissory note payable required 48 monthly payments of $2,015, including interest at 6.5%. The balance outstanding on the note payable was due and paid in full during the third quarter of 2023 and no balance remains as of December 31, 2023. The balance outstanding on the note payable as of  December 31, 2022 was approximately $16,000 and the promissory note was secured by equipment with a net book value of approximately $16,000 as of  December 31, 2022.

In April 2021, the Predecessor Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $30,000. During 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding as of  December 31, 2023 and 2022 on the note payable was approximately $6,000 and $9,000, respectively. The remaining equipment was written off during 2021.

In July 2022, the Predecessor Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $74,000 and $90,000 as of  December 31, 2023 and 2022, respectively. The promissory note is secured by equipment with a net book value of approximately $71,000 and $84,000 as of  December 31, 2023 and 2022, respectively.

In September 2022, the Predecessor Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase a vehicle in the amount of approximately $25,000. The terms of the promissory note payable require 24 monthly payments of $1,143, including interest at 8.29% starting October 2022. The balance outstanding on the note payable was approximately $10,000 and $22,000 as of December 31, 2023 and 2022, respectively. The promissory note is secured by the vehicle with a net book value of approximately $18,000 and $23,000 as of  December 31, 2023 and 2022, respectively.

Principal outstanding as of  December 31, 2023, is expected to be repaid as follows (in thousands):

Successor
Year	Amount
2024	$145
2025	114
2026	119
2027	124
2028	753
Total	$1,255

Interest expense on these notes payable for the Successor Company was approximately $29,000 for the six months ended December 31, 2023. Interest expense on notes payable, exclusive of debt discount and debt issue cost amortization, for the Predecessor Company was approximately $0.1 million and $0.3 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.

Note 15. Lease Obligations

The Company has entered into a number of lease arrangements under which the Company is the lessee. Three of the leases are classified as finance leases and four of the leases are classified as operating leases. In addition, the Company has elected the short-term lease practical expedient in ASC Topic 842 related to real estate leases with terms of one year or less and short-term leases of equipment used in our pharmacy locations. The following is a summary of the Company’s lease arrangements.

Finance Leases

In May 2018, the Company entered into a finance lease obligation to purchase pharmacy equipment with a cost of approximately $115,000. The terms of the lease agreement require monthly payments of $1,678 plus applicable tax over 84 months ending March 2025, including interest at the rate of 6%. The finance lease obligation is secured by equipment with a net book value of approximately $22,000 and $38,000 as of  December 31, 2023 and 2022, respectively.

In December 2020, the Company entered into an interest-free finance lease obligation to purchase computer servers with a cost of approximately $51,000. The terms of the lease agreement require monthly payments of $1,411 plus applicable tax over 36 months, of which the lease expired in  November 2023. The finance lease obligation was secured by equipment.

Operating Leases

The Company entered into a lease agreement for its Orlando pharmacy in August 2020. The term of the lease is 66 months with a termination date of February 2026. The lease agreement calls for monthly payments, that began in February 2021, of $4,310, with an escalating payment schedule each year thereafter.

The Company leases its North Miami Beach pharmacy location under an operating lease agreement with a lease commencement date in September 2021. The term of the lease is 60 months with a termination date in August 2026. The lease calls for monthly payments of $5,237, with an escalating payment schedule each year thereafter.

The Company also leases its Palm Beach County pharmacy locations under operating lease agreements expiring in February 2025.

The Company entered into a lease agreement for pharmacy equipment in October 2022. The term of the lease is 24 months with a termination date of October 2025. The lease calls for monthly payments, that began in November 2023, of $3,250.

The Company recognized lease costs associated with all leases as follows (in thousands):

	Successor	Predecessor
	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Operating lease cost:
Fixed rent expense	$93	$76	$150
Variable rent expense	20	21	42
Finance lease cost:
Amortization of right-of-use assets	15	17	32
Interest expense	1	1	3
Total lease costs	$129	$115	$227

Supplemental cash flow information related to leases was as follows (in thousands):

	Successor	Predecessor
	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83	$81	$160
Financing cash flows from finance leases	15	17	40
Total cash paid for lease liabilities	$98	$98	$200

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets, net	$427	$446

Operating lease liabilities:
Current portion	170	200
Long-term portion	214	279

Weighted average remaining lease term (years)	2.24	3.11
Weighted average discount rate	4.8%	4.8%

Finance leases:
Finance lease right-of-use assets, net	22	54

Finance lease liabilities:
Current portion	18	34
Long-term portion	5	24

Weighted average remaining lease term (years)	1.25	1.89
Weighted average discount rate	6.0%	4.4%

Future maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

Year	Finance Lease	Operating Lease	Total Future Lease Commitments
2024	$20	$183	$203
2025	4	167	171
2026	—	53	53
Total lease payments to be paid	24	403	427
Less: future interest expense	(1)	(19)	(20)
Lease liabilities	23	384	407
Less: current maturities	(18)	(170)	(188)
Long-term portion of lease liabilities	$5	$214	$219

Note 16. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. As of December 31, 2023 and 2022, 51 shares are designated as Series A Preferred Stock, par value $0.001 per share, 100,000 shares are designated as Series B Preferred Stock, par value $0.0001 per share, and 9,900,000 shares are undesignated preferred shares, par value $0.0001 per share.

Series A Preferred Stock - Predecessor Company

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

In July 2014, the board of directors approved the issuance of 51 shares of the Company’s Series A Preferred Stock to a certain employee of the Company, which is equal to 50.99% of the total voting power of all issued and outstanding voting capital of the Company in satisfaction of $20,000 in past due debt. In October 2020, the preferred shares were transferred to a trust whose beneficiary is related to the employee. In August 2022, the Company entered into a Share Exchange Agreement with the trust in which the 51 shares of the Company’s Series A Preferred Stock were acquired from the trust and cancelled in exchange for the issuance of 127,564 shares of the Company’s common stock. As a result of the exchange the Company recorded a preferred stock dividend associated with the transaction of approximately $541,000 during the year ended December 31, 2022.

Series B Convertible Preferred Stock - Predecessor Company

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

The Series B Convertible Preferred Stock ranks senior to our common stock as to distribution of assets upon liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary. The shares of Series B Convertible Preferred Stock shall have a liquidation preference to all other classes of stock of the Company in the amount of $2,000 per share. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series B Convertible Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company (i) $2,000 per share plus (ii) the same amount that a holder of common stock would receive if the Series B Convertible Preferred Stock were fully converted to common stock which amounts shall be paid pari passu with all holders of common stock.

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

Also on May 5, 2023, the Predecessor Company entered into a DCA with NextPlat and the other Holders of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by the Predecessor Company in the original face amount of approximately $2.8 million (the “Note”). Pursuant to the DCA, NextPlat and the other Holders agreed to modify and convert the total approximately $2.9 million of outstanding principal and accrued and unpaid interest to common stock at a conversion price of $2.20 per share (the “Debt Conversion”). Of the total 1,312,379 shares of common stock issued upon conversion of the Note pursuant to the DCA, NextPlat received 570,599 shares, Charles M. Fernandez, the Company’s Chairman and Chief Executive Officer, received 228,240 shares, and Rodney Barreto, the Company’s Vice-Chairman of the Board of Directors, received 228,240 shares. In addition, each of the Holders also received a common stock purchase warrant to purchase one share of common stock for each share of common stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and will be immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock. The Company accounted for the Conversion Warrants in accordance with the guidance contained in ASC 480 and were classified as equity instruments. On the date of issuance, the fair value of the Conversion Warrants was approximately $2.7 million. On July 1, 2023, NextPlat and Messrs. Fernandez and Barreto exercised the Conversion Warrants. NextPlat exercised 230,000 Conversion Warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 common stock shares. NextPlat exercised the remaining 340,599 Conversion Warrants on a cashless basis and was issued 172,213 common stock shares. Messrs. Fernandez and Barreto exercised the Conversion Warrants on a cashless basis and were each issued 115,402 common stock shares. As of December 31, 2023, the fair value of the remaining Conversion Warrants was approximately $0.6 million.

At the same time as the SPA and DCA, the Predecessor Company and NextPlat entered into the Debenture Purchase Agreement. Under the Debenture Purchase Agreement, the Predecessor Company agreed to issue, and NextPlat agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10.0 million of Debentures to NextPlat. Pursuant to the Amendment, NextPlat and the Predecessor Company agreed to amend the Debenture Purchase Agreement and the form of Debenture to have a conversion price of $2.20 per share. As of December 31, 2023, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

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

In addition, the Predecessor Company issued 330,000 warrants to certain existing Progressive Care investors to induce them to approve the transaction contemplated by the SPA (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and will be immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Common Stock. The Company accounted for the Inducement Warrants in accordance with the guidance contained in ASC 480 and were classified as equity instruments. On the date of issuance, the fair value of the Inducement Warrants was approximately $0.7 million. On July 1, 2023, Messrs. Fernandez and Barreto exercised the Inducement Warrants on a cashless basis and were issued 96,068 and 15,169 common stock shares, respectively. As of December 31, 2023, the fair value of the remaining Inducement Warrants was approximately $0.2 million.

Note 17. Stock-Based Compensation

Stock-based compensation is recorded in selling, general, and administrative expenses in the Consolidated Statement of Operations. The Successor Company recorded total stock-based compensation expense of approximately $1.4 million for the six months ended December 31, 2023, relating to shares of common stock issued and accelerated vesting of stock options to directors for services provided. The Predecessor Company recorded total stock-based compensation expense of approximately $0.3 million and $1.9 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively, relating to shares of common stock issued to directors for services provided. There were no income tax benefits recognized from stock-based compensation during the respective periods due to cumulative losses and valuation allowances.

Stock Award Plan

The Company maintains stock incentive plans to attract, motivate, and retain management, key employees, directors, and consultants. These plans provide for discretionary awards in the form of either restricted stock units (“RSUs”) or stock options.

Restricted Stock Units

During the six months ended December 31, 2023, the Successor Company granted 60,438 RSUs as stock-based compensation. During the six months ended June 30, 2023 and the year ended December 31, 2022, the Predecessor Company granted 73,214 and 249,907, respectively, RSUs as stock-based compensation. The fair value of the RSUs equaled the stock price at the grant date and the RSUs vested upon issuance.

Stock Options

The following table summarizes our stock options activity (in thousands, except for weighted average exercise price and weighted average remaining contractual life):

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Balance outstanding at January 1, 2022 (Predecessor)	—	$—	$—	—
Granted	322	$2.65	$5.93	9.44
Exercised	—	$—	$—	—
Forfeited	—	$—	$—	—
Cancelled	—	$—	$—	—
Balance outstanding at December 31, 2022 (Predecessor)	322	$2.65	$5.93	9.44
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Forfeited	—	$—	$—	—
Cancelled	—	$—	$—	—
Balance outstanding at June 30, 2023 (Predecessor)	322	$2.65	$5.93	8.94

Balance outstanding at July 1, 2023 (Successor)	322	$2.65	$5.93	8.94
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Forfeited	—	$—	$—	—
Cancelled	—	$—	$—	—
Balance outstanding at December 31, 2023 (Successor)	322	$2.65	$5.93	8.44

Options exercisable at December 31, 2023	322	$2.65	$5.93	8.44

As a result of the change in control on July 1, 2023, 188,643 stock options accelerated vesting and approximately $1.1 million was recognized as stock-based compensation. There was no unrecognized compensation cost related to nonvested stock options granted as all stock options granted were fully vested as of December 31, 2023.

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

The fair value of options granted during 2022 was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	3.5%
Expected term (in years)	10
Expected stock price volatility	120%
Dividend yield	0%

Note 18. Income Taxes

Income tax provision consisted of the following (in thousands):

	Successor	Predecessor
	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Current:
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred:
Federal	—	—	—
State	—	—	1
Total deferred	—	—	1
Total income tax provision	$—	$—	$1

The following is a reconciliation of the federal income tax expense at the statutory rate of 21% for the periods presented to the effective income tax expense (in thousands):

	Successor	Predecessor
	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Federal income tax provision (benefit) at statutory rate	$(3,076)	$(1,001)	$(1,240)
Permanent differences	2,855	1,135	(374)
Net operating loss deduction	(310)	—	—
Provision true-up adjustments	(488)	(753)	—
Change in valuation allowance	1,139	607	1,615
Other	(120)	12	—
Income tax provision	$—	$—	$1

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	Successor	Predecessor
	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforward	$3,580	$3,315
Property and equipment and intangible assets	155	44
Other tax carry-overs	613	—
Stock-based compensation	893	569
Reserves and allowances	85	38
Total deferred tax assets	5,326	3,966

Deferred tax liabilities:
Book basis of intangible assets in excess of tax basis	3,650	54
Total deferred tax liabilities	3,650	54

Net deferred tax asset before valuation allowance	1,676	3,912
Less: valuation allowance	(1,676)	(3,912)
Net deferred tax asset	$—	$—

The net operating loss carryforward decreased from approximately $14.4 million at December 31, 2022 to $14.1 million at December 31, 2023. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2023 and 2022, due to the uncertainty of realizing the deferred income tax assets. The change in the valuation allowance for 2023 was an increase of approximately $1.7 million, exclusive of the approximate $4.0 million reversal of the valuation allowance attributable to the business combination. Out of the approximately $13.8 million net operating losses carry forward, approximately $2.8 million will begin to expire in 2032 and approximately $11.0 million will have an indefinite life.

Note 19. Reportable Segments

The Company has two reportable segments: (i) Pharmacy Operations, which provides prescription pharmaceuticals, compounded medications, tele-pharmacy services, COVID-19 related diagnostics and vaccinations, anti-retroviral medications, medication therapy management, the supply of prescription medications to long-term care facilities, medication adherence packaging, and contracted pharmacy services for 340B covered entities under the 340B Drug Discount Pricing Program and (ii) Third-Party Administration, which provides data management and reporting services to support health care organizations. Operating expenses are reflected in the segment in which the costs are incurred.

Corporate includes certain assets and expenses related to corporate functions that are not specifically attributable to an individual reportable segment, such as legal, public company expenses, tax compliance and senior executive staff.

The Company evaluates the performance of each of the segments based on income (loss) from operations. While the Company believes there are synergies between the two business segments, the segments are managed separately because each requires different business strategies.

The accounting policies used to determine the results of the operating segments are the same as those utilized for the Consolidated Financial Statements as a whole. There are no inter-segment sales or transfers.

The following tables present a summary of income (loss) from operations of the reportable segments (in thousands):

	Successor
	Six Months Ended December 31, 2023
	Pharmacy Operations	Third-Party Administration	Corporate	Total Consolidated
Sales of products, net	$21,412	$—	$—	$21,412
Revenues from services	4,145	1,222	—	5,367
Revenues, net	25,557	1,222	—	26,779

Costs of products	18,191	—	—	18,191
Costs of services	—	132	—	132
Costs of revenue	18,191	132	—	18,323

Gross profit	7,366	1,090	—	8,456

Operating expenses:
Salaries and wages	3,551	71	351	3,973
Professional fees	2	121	383	506
Depreciation and amortization	1,165	290	8	1,463
Selling, general, and administrative	1,383	17	1,877	3,277
Goodwill impairment	13,895	—	—	13,895
Total operating expenses	19,996	499	2,619	23,114

Income (loss) from operations	(12,630)	591	(2,619)	(14,658)

Other (expense) income	(33)	—	43	10
(Loss) income before income taxes	(12,663)	591	(2,576)	(14,648)
Provision for income taxes	—	—	—	—
Net (loss) income	$(12,663)	$591	$(2,576)	$(14,648)

	Predecessor
	Six Months Ended June 30, 2023
	Pharmacy Operations	Third-Party Administration	Corporate	Total Consolidated
Sales of products, net	$19,193	$—	$—	$19,193
Revenues from services	2,558	1,197	—	3,755
Revenues, net	21,751	1,197	—	22,948

Costs of products	16,132	—	—	16,132
Costs of services	—	110	—	110
Costs of revenue	16,132	110	—	16,242

Gross profit	5,619	1,087	—	6,706

Operating expenses:
Salaries and wages	2,972	52	276	3,300
Professional fees	389	156	503	1,048
Depreciation and amortization	123	9	5	137
Selling, general, and administrative	1,226	8	348	1,582
Total operating expenses	4,710	225	1,132	6,067

Income (loss) from operations	909	862	(1,132)	639

Other expense	(27)	—	(5,379)	(5,406)
Income (loss) before income taxes	882	862	(6,511)	(4,767)
Provision for income taxes	—	—	—	—
Net income (loss)	$882	$862	$(6,511)	$(4,767)

	Predecessor
	Year Ended December 31, 2022
	Pharmacy Operations	Third-Party Administration	Corporate	Total Consolidated
Sales of products, net	$36,608	$—	$—	$36,608
Revenues from services	2,869	1,125	—	3,994
Revenues, net	39,477	1,125	—	40,602

Costs of products	30,656	—	—	30,656
Costs of services	—	243	—	243
Costs of revenue	30,656	243	—	30,899

Gross profit	8,821	882	—	9,703

Operating expenses:
Salaries and wages	4,712	44	1,087	5,843
Professional fees	384	131	688	1,203
Depreciation and amortization	205	4	—	209
Selling, general, and administrative	2,967	18	2,042	5,027
Total operating expenses	8,268	197	3,817	12,282

Income (loss) from operations	553	685	(3,817)	(2,579)

Other income (expense)	2,106	—	(5,430)	(3,324)
Income (loss) before income taxes	2,659	685	(9,247)	(5,903)
Provision for income taxes	(1)	—	—	(1)
Net income (loss)	$2,658	$685	$(9,247)	$(5,904)

Total assets by segment were as follows (in thousands):

	Pharmacy Operations	Third-Party Administration	Corporate	Eliminations (1)	Total Consolidated
Total Assets as of December 31, 2023 (Successor)	$38,516	$4,573	$69	$(2,774)	$40,384
Total Assets as of December 31, 2022 (Predecessor)	$14,582	$2,057	$4,150	$(2,774)	$18,015

(1) Eliminations consist of investments in subsidiaries between the Pharmacy Operations segment and Corporate.

Capital expenditures for the Pharmacy Operations reporting segment were approximately $0.5 million for the six months ended December 31, 2023 (Successor period). Capital expenditures for the Pharmacy Operations reporting segment were approximately $0.2 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively (Predecessor period). There were no capital expenditures for the TPA reporting segment during the six months ended December 31, 2023 (Successor period), the six months ended June 30, 2023 and the year ended December 31, 2022 (Predecessor periods).

Note 20. Commitments and Contingencies

Legal Matters

On May 3, 2022, a complaint was filed by the Plaintiff Positive Health Alliance, Inc. (“PHA”) against Pharmco LLC in the U.S. Circuit Court of Miami Dade, Florida, alleging that defendant failed to pay amounts due and owing to PHA under the parties’ contract for discounted prescription drugs. PHA is seeking judgment against Pharmco for compensatory damages in the amount of $407,504, plus attorneys’ fees and costs. PHA and Pharmco entered into a settlement agreement on July 1, 2022, pursuant to which Pharmco paid to PHA the total amount of $407,504 in 13 installment payments. The complaint was dismissed with prejudice on July 8, 2022. The last installment payment was paid during the third quarter of 2023 and no balance remained outstanding as of December 31, 2023. The balance outstanding was approximately $280,000 as of  December 31, 2022 (recorded in Accounts payable and accrued liabilities).

Note 21. Related Party Transactions

Successor Company

During the six months ended December 31, 2023, the Successor Company paid approximately $0.1 million to NextPlat as management fees in accordance with the amended Management Services Agreement (the “Management Agreement”) dated May 1, 2023.

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

On February 1, 2023, the Predecessor Company entered into the Management Agreement with NextPlat Corp to provide certain management and administrative services to the Predecessor Company for $25,000 per month fee. On May 1, 2023, the Management Agreement was amended to update the fee to $20,000 per month. During the six months ended June 30, 2023, the Predecessor Company paid approximately $0.1 million to NextPlat as management fees.

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

Note 22. Retirement Plan

The Company sponsors a 401(k) retirement plan (“the Plan”) covering qualified employees of Pharmco 901, Pharmco 1002 and FPRX, as defined. Employees who have been employed more than one year are eligible to participate in the Plan. There were no matching contributions for the six months ended December 31, 2023, the six months ended June 30, 2023, and the year ended December 31, 2022.