Form 10-Q
period 2024-03-31
Progressive Care Inc.
filed 2024-05-15
CIK 1402945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ☐ to ☐

Commission File Number: 000-52684

Progressive Care Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Ansin Blvd., Suite A, Hallandale Beach, FL	33009
(Address of principal executive offices)	(Zip Code)

(305) 760-2053

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares of the registrant’s common stock outstanding as of May 10, 2024 was 6,240,731.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on April 11, 2024 (“2023 Form 10-K”), this quarterly report on Form 10-Q for the three months ended March 31, 2024, and our other reports that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except shares and par data)

(Unaudited)

	Successor
	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash	$5,544	$7,895
Accounts receivable – trade, net	12,253	8,339
Receivables - other, net	2,068	1,846
Inventory, net	3,385	3,069
Prepaid expenses	185	334
Total Current Assets	23,435	21,483
Property and equipment, net	3,220	3,284
Other Assets
Goodwill	731	731
Intangible assets, net	13,706	14,398
Operating right-of-use assets, net	249	427
Finance right-of-use assets, net	18	22
Deposits	39	39
Total Other Assets	14,743	15,617
Total Assets	$41,398	$40,384
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$13,555	$12,158
Notes payable	144	145
Operating lease liabilities	159	170
Finance lease liabilities	20	18
Total Current Liabilities	13,878	12,491
Long-term Liabilities
Notes payable, net of current portion	1,081	1,110
Operating lease liabilities, net of current portion	182	214
Finance lease liabilities, net of current portion	—	5
Total Liabilities	15,141	13,820

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred Stock, Series A ($0.001 par value, 51 shares authorized and designated; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	—	—
Preferred Stock, Series B ($0.0001 par value, 100,000 shares authorized and designated; 3,000 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	—	—
Common stock ($0.0001 par value, 100,000,000 shares authorized; 6,240,731 and 6,222,781 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	67	67
Additional paid-in capital	60,951	60,886
Accumulated deficit	(34,761)	(34,389)
Total Stockholders’ Equity	26,257	26,564
Total Liabilities and Stockholders’ Equity	$41,398	$40,384

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Sales of products, net	$11,255	$9,794
Revenues from services	3,373	1,598
Revenues, net	14,628	11,392

Costs of products	10,560	8,196
Costs of services	63	49
Costs of revenue	10,623	8,245

Gross profit	4,005	3,147

Operating expenses
Salaries and wages	2,116	1,598
Professional fees	478	774
Depreciation and amortization	776	64
Selling, general, and administrative	900	697
Impairment loss	132	—
Total operating expenses	4,402	3,133

(Loss) income from operations	(397)	14

Other income (expense):
Gain on sale or disposal of property and equipment	1	—
Interest income	40	6
Interest expense	(16)	(150)
Total other income (expense)	25	(144)
Loss before income taxes	(372)	(130)
Provision for income taxes	-	—
Net loss attributable to common shareholders	$(372)	$(130)

Basic and diluted weighted average loss per common share	$(0.06)	$(0.04)

Weighted average number of common shares outstanding during the period – basic and diluted	6,240	3,356

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional		Total
	$0.001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023 (Successor)	—	$—	3	$—	6,223	$67	$60,886	$(34,389)	$26,564
Stock-based compensation	—	—	—	—	18	—	65	—	65
Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	—	(372)	(372)
Balance at March 31, 2024 (Successor)	—	$—	3	$—	6,241	$67	$60,951	$(34,761)	$26,257

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional		Total
	$0.001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022 (Predecessor)	—	$—	3	$—	3,347	$67	$22,525	$(14,974)	$7,618
Stock-based compensation	—	—	—	—	11	—	50	—	50
Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	—	(130)	(130)
Balance March 31, 2023 (Predecessor)	—	$—	3	$—	3,358	$67	$22,575	$(15,104)	$7,538

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities:
Net loss	$(372)	$(130)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	79	44
Change in provision for doubtful accounts	2	9
Amortization of debt issuance costs and debt discounts	—	96
Stock-based compensation	65	60
Amortization of right-of-use assets - finance leases	5	8
Amortization of right-of-use assets - operating leases	44	36
Change in accrued interest on notes payable	—	34
Amortization of intangible assets	692	12
Gain on sale or disposal of property and equipment	(1)	—
Impairment loss	132	—
Changes in operating assets and liabilities:
Accounts receivable	(4,138)	(378)
Grant receivable	—	(277)
Inventory	(316)	(550)
Prepaid expenses	149	19
Deposits	—	(1)
Accounts payable and accrued liabilities	1,423	1,885
Operating lease liabilities	(41)	(40)
Net cash (used in) provided by operating activities	(2,277)	827

Cash flows from investing activities:
Purchase of property and equipment	(24)	(17)
Proceeds from sale or disposal of property and equipment	1	—
Net cash used in investing activities	(23)	(17)

Cash flows from financing activities:
Payments on notes payable	(46)	(91)
Payments on finance lease liabilities	(5)	(10)
Net cash used in financing activities	(51)	(101)

(Decrease) increase in cash	(2,351)	709
Cash at beginning of period	7,895	6,743
Cash at end of period	$5,544	$7,452

Supplemental disclosures of cash flow information:
Cash paid for interest	$16	$19
Cash paid for income taxes	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

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

We have organized our operations into two reportable segments: Pharmacy Operations and TPA. See “Note 15. Reportable Segments.”

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

Note 2. Basis of Presentation and Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) on a basis consistent with reporting interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The year-end balance sheet data presented for comparative purposes was derived from audited consolidated financial statements.

Interim results are not necessarily indicative of the results that may be expected for the full year. Accordingly, they do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2023 Form 10-K. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of stockholders’ equity and statements of cash flows for such interim periods presented.

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain 2023 financial information has been reclassified to conform to the 2024 presentation. Such reclassifications do not impact the Company’s previously reported financial position or net income (loss). On the Condensed Consolidated Statements of Operations, Revenues, net, Costs of revenue, and Operating expenses have been disaggregated for the three months ended March 31, 2023.

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 3 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the Company’s significant accounting policies for the three months ended March 31, 2024.

Cash

The Company maintains its cash in bank deposit accounts at several financial institutions, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) and at times may exceed federally insured limits of $250,000. The Company had approximately $0.5 million that was uninsured as of  March 31, 2024. In July 2023, the Company entered into a deposit placement agreement for Insured Cash Sweep Services (“ICS”). This service is a secure and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000.

Concentrations

Suppliers:

The Company had significant concentrations with one vendor. The purchases from this significant vendor were 98% and 96% of total vendor purchases for the three months ended March 31, 2024 (Successor period) and the three months ended March 31, 2023 (Predecessor period), respectively.

Customers:

The Company derives a significant portion of sales from prescription drug sales reimbursed through prescription drug plans administered by pharmacy benefit managers (“PBM”) companies. Prescription reimbursements from our three most significant PBMs were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
A	33%	—
B	21%	1%
C	16%	53%

Direct and Indirect Remuneration (“DIR”) Fees

DIR fees are fees charged by PBMs to pharmacies for network participation as well as periodic reimbursement reconciliations. The Company accrues an estimate of PBM fees, including DIR fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of prescription revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known. Through December 31, 2023, for some PBMs, DIR fees were charged at the time of the settlement of a pharmacy claim. Other PBMs do not determine DIR fees at the claim settlement date, and therefore DIR fees are collected from pharmacies after claim settlement, often as clawbacks of reimbursements based on factors that vary from plan to plan. For example, two PBMs calculate DIR fees on a trimester basis and charge the Company for these fees as reductions of reimbursements paid to the Company two to three months after the end of the trimester (e.g., DIR fees for January – April 20xx claims were clawback by these PBMs in July – August 20xx). As of December 31, 2023, DIR fees that were not collected at the time of claim settlement, the Company recorded an accrued liability for estimated DIR fees that are expected to be collected by the PBMs by the end of the second quarter of 2024. The estimated liability for these fees is highly subjective and the actual amount collected may differ from the accrued liability. The uncertainty of management’s estimates is due to inadequate disclosure to the Company by the PBMs as to exactly how these fees are calculated either at the time the DIR fees are actually assessed and reported to the Company. The detail level of the disclosure of assessed DIR fees varies based on the information provided by the PBM. Effective January 1, 2024, all PBMs began charging DIR fees at the time of the settlement of a pharmacy claim.

Recently Adopted Accounting Standards

None.

Accounting Pronouncements Issued but not yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 is required to be adopted for annual periods beginning after December 15, 2023, and interim period within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the standard in its interim reporting beginning with Q1-2025, and the Company will adopt the standard in its annual reporting for the year ending December 31, 2024. The Company expects that the adoption of the standard will not have a material impact on our consolidated financial statements but will enhance our current disclosures.

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

Subsequent Events

Merger Agreement

On April 12, 2024, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with NextPlat Corp, a Nevada corporation (“Parent”) and Progressive Care LLC, a Nevada limited liability company and a direct, wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Parent and the Company will enter into a business combination transaction pursuant to which the Company will merge with and into Merger Sub (the “Merger”) at the effective time of the Merger (the “Effective Time”), with Merger Sub being the surviving entity of the Merger.

The Merger Agreement and the transactions contemplated thereby were negotiated and approved by a Special Committee comprised of three of the Company’s independent directors, each of whom does not have an interest in such transaction. The Merger Agreement was also approved by a special committee of Parent’s board of directors, which was affirmed by the entirety of Parent’s board of directors, as well as the sole member of Merger Sub.

Lock-Up Agreements

On April 9, 2024, the Company entered into lock-up agreements with each of its directors and executive officers (the “Company Lock-Up Agreements”). Additionally, separate lock-up agreements were established between the Company and the directors and executive officers of Parent (the “Parent Lock-Up Agreements”). Notably, individuals serving roles in both the Company and Parent, such as Charles M. Fernandez, Cecile Munnik, and Rodney Barreto, were covered by a single lock-up agreement with the Company relating to each of their shares in both the Company and Parent (the “Hybrid Lock-Up Agreements”, together with the Company Lock-Up Agreements and Parent Lock-Up Agreements, the “Lock-Up Agreements”). All Lock-Up Agreements prohibit the aforementioned stockholders from selling, transferring, acquiring or purchasing any of the securities of either the Company or Parent during the Interim Period. Notwithstanding the Lock-Up Agreements, the directors of the Company will continue to receive shares of the Company common stock payable to such director as compensation pursuant to the terms of his or her director services agreement.

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

Fair Value Measurement on a Nonrecurring Basis

Common Stock Purchase Warrants

As of March 31, 2024, the Company had common stock purchase warrants classified as Level 3 equity instruments. The fair value of the common stock purchase warrants on the date of issuance was approximately $4.6 million. The Company used the Monte Carlo simulation model for valuation of the common stock purchase warrants. Key inputs into the Monte Carlo simulation model were as follows at the valuation date: risk-free interest rate: 3.5%-3.7%; expected term: 3-5.6 years; expected volatility: 93%-102%; exercise price: $2.20. For additional information on the initial issuance and subsequent exercise of the common stock purchase warrants, see also “Note 13. Stockholder’s Equity, Common Stock and Common Stock Purchase Warrants.”

Note 5. Revenue

The following table disaggregates net revenues by categories (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Sales of products, net
Prescription revenue, net of PBM fees	$11,324	$9,771
COVID-19 testing revenue	—	45
Subtotal	11,324	9,816
Revenues from services:
340B contract revenue	3,304	1,576
Revenues, net	$14,628	$11,392

Note 6. Earnings (Loss) per Share

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

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net loss attributable to common shareholders	$(372)	$(130)

Basic weighted average common shares outstanding	6,240	3,356
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	6,240	3,356

Basic weighted average loss per common share	$(0.06)	$(0.04)
Diluted weighted average loss per common share	$(0.06)	$(0.04)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Common stock purchase warrants	102,468	60,152
Stock options	59,623	151,937
	162,091	212,089

Note 7. Accounts Receivable – Trade, net

Accounts receivable consisted of the following (in thousands):

	Successor
	March 31, 2024	December 31, 2023
Gross accounts receivable – trade	$12,527	$8,611
Less: allowance for credit losses	(274)	(272)
Accounts receivable – trade, net	$12,253	$8,339

The Successor Company increased the allowance for credit losses in the amount of approximately $2,000 for the three months ended March 31, 2024. The Predecessor Company increased the allowance of credit losses in the amount of approximately $9,000 for the three months ended March 31, 2023.

Accounts receivable – trade, net for the Predecessor Company as of January 1, 2023 and  March 31, 2023 were approximately $3.4 million and $4.3 million, respectively.

Note 8. Receivables – Other, net

Receivables – Other, net consisted of the following (in thousands):

	Successor
	March 31, 2024	December 31, 2023
Performance bonuses	$1,859	$1,602
Customers	179	192
Other	30	52
	$2,068	$1,846

Performance bonuses, paid annually by PBMs, are estimated based on historical pharmacy performance and prior payments received. Other receivables are loans to employees.

Note 9. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

		Successor
	Estimated Useful Life	March 31, 2024	December 31, 2023
Building	40 years	$2,116	$2,116
Vehicles	3 - 5 years	585	595
Furniture and equipment	5 years	388	388
Land	---	184	184
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease	119	76
Computer equipment	3 years	39	39
Construction in progress	---	—	22
Total		3,431	3,420
Less: accumulated depreciation		(211)	(136)
Property and equipment, net		$3,220	$3,284

Depreciation expense for the Successor Company was approximately $79,000 for the three months ended March 31, 2024. Depreciation expense for the Predecessor Company was approximately $44,000 for the three months ended March 31, 2023.

Note 10. Goodwill and Intangible Assets

Goodwill

Goodwill was approximately $0.7 million as of March 31, 2024 and December 31, 2023 (Successor periods), and was allocated to the TPA reporting segment. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2024.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Successor
	March 31, 2024			December 31, 2023
	Gross amount	Accumulated amortization	Net Amount	Gross amount	Accumulated amortization	Net Amount
Pharmacy records	$8,130	$(1,219)	$6,911	$8,130	$(807)	$7,323
Tradenames	4,700	(353)	4,347	4,700	(224)	4,476
Developed technology	2,880	(432)	2,448	2,880	(281)	2,599
Total intangible assets	$15,710	$(2,004)	$13,706	$15,710	$(1,312)	$14,398

Amortization of intangible assets for the Successor Company was approximately $0.7 million for the three months ended March 31, 2024. Amortization of intangible assets for the Predecessor Company was approximately $12,000 for the three months ended March 31, 2023.

The following table represents the total estimated future amortization of intangible assets for the five succeeding years and thereafter as of March 31, 2024 (in thousands):

Successor
Year	Amount
2024 (remaining nine months)	$2,004
2025	2,672
2026	2,672
2027	2,672
2028	1,571
Thereafter	2,115
Total	$13,706

Note 11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	Successor
	March 31, 2024	December 31, 2023
Accounts payable – trade	$12,752	$11,256
Accrued payroll and payroll taxes	356	167
Accrued PBM fees	366	571
Other accrued liabilities	81	164
Total	$13,555	$12,158

Note 12. Notes Payable

Notes payable consisted of the following (in thousands):

	Successor
	March 31, 2024	December 31, 2023
A. Mortgage note payable - commercial bank - collateralized	$1,118	$1,140
B. Note payable - uncollateralized	25	25
C. Notes payable - collateralized	82	90
Subtotal	1,225	1,255
Less: current portion of notes payable	(144)	(145)
Long-term portion of notes payable	$1,081	$1,110

The corresponding notes payable above are more fully discussed below:

(A) Mortgage Note Payable – collateralized

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

(B) Note Payable – Uncollateralized

As of March 31, 2024 and December 31, 2023, the uncollateralized note payable represents a noninterest-bearing loan that is due on demand from an investor.

(C) Notes Payable – Collateralized

In April 2021, the Predecessor Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $30,000. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding as of March 31, 2024 and December 31, 2023 on the note payable was approximately $5,000 and $6,000, respectively.

In July 2022, the Predecessor Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $70,000 and $74,000 as of March 31, 2024 and December 31, 2023, respectively. The promissory note is secured by equipment with a net book value of approximately $68,000 and $71,000 as of March 31, 2024 and December 31, 2023, respectively.

In September 2022, the Predecessor Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase a vehicle in the amount of approximately $25,000. The terms of the promissory note payable require 24 monthly payments of $1,143, including interest at 8.29% starting October 2022. The balance outstanding on the note payable was approximately $7,000 and $10,000 as of March 31, 2024 and December 31, 2023, respectively. The promissory note is secured by the vehicle with a net book value of approximately $17,000 and $18,000 as of March 31, 2024 and December 31, 2023, respectively.

Principal outstanding as of March 31, 2024, is expected to be repayable as follows (in thousands):

Successor
Year	Amount
2024 (remaining nine months)	$115
2025	114
2026	119
2027	124
2028	753
Total	$1,225

Interest expense on these notes payable for the Successor Company was approximately $16,000 for the three months ended March 31, 2024. Interest expense on notes payable, exclusive of debt discount and debt issue cost amortization, for the Predecessor Company was approximately $51,000 for the three months ended March 31, 2023.

Note 13. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. As of March 31, 2024 and December 31, 2023, 51 shares are designated as Series A Preferred Stock, par value $0.001 per share, 100,000 shares are designated as Series B Preferred Stock, par value $0.0001 per share, and 9,899,949 shares are undesignated preferred shares, par value $0.0001 per share.

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

Series B Convertible Preferred Stock - Predecessor Company

On August 30, 2022, the  Company entered into a Securities Purchase Agreement with NextPlat wherein the Company sold 3,000 units, generating gross proceeds of $6.0 million. Each unit is made up of one share of Series B Convertible Preferred Stock, $0.0001 par value, and Investor Warrants. Each warrant entitles the holder to purchase one share of Series B Convertible Preferred Stock at an exercise price of $2,000. The Investor Warrants may also be exercised, in whole or in part, by means of a cashless exercise. The Series B Convertible Preferred Stock has a stated value of $2,000 per share and each Preferred Stock share has the equivalent voting rights of 500 common stock shares. Each share of Series B Convertible Preferred Stock is convertible at any time at the option of the holder into shares of the Company’s common stock determined by dividing the stated value by the conversion price which is $4.00. The Company incurred offering costs associated with the transaction of approximately $1.0 million.

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

Common Stock and Common Stock Purchase Warrants

On May 5, 2023, the Predecessor Company entered into a Securities Purchase Agreement with NextPlat, pursuant to which NextPlat agreed to purchase 455,000 newly issued units of securities from the Predecessor Company (the “Units”) at a price per Unit of $2.20 for an aggregate purchase price of $1.0 million (the “Unit Purchase”). Each Unit consists of one share of common stock, par value $0.0001 per share, of Progressive Care (“Common Stock”) and one common stock purchase warrant to purchase a share of Common Stock (the “PIPE Warrants”). The PIPE Warrants have a three-year term and will be immediately exercisable. Each PIPE Warrant is exercisable at $2.20 per share of Common Stock. The Predecessor Company received cash proceeds of $880,000, net of placement agent commission of $70,000 and legal fees of $50,000. The Company accounted for the PIPE Warrants in accordance with the guidance contained in ASC 480 and were classified as equity instruments. On the date of issuance, the fair value of the PIPE Warrants was approximately $1.0 million. On July 1, 2023, NextPlat exercised the PIPE Warrants on a cashless basis and was issued 230,056 common stock shares.

Also on May 5, 2023, the Predecessor Company entered into a Debt Conversion Agreement (“DCA”) with NextPlat and the other Holders of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by the Predecessor Company in the original face amount of approximately $2.8 million (the “Note”). Pursuant to the DCA, NextPlat and the other Holders agreed to modify and convert the total approximately $2.9 million of outstanding principal and accrued and unpaid interest to common stock at a conversion price of $2.20 per share (the “Debt Conversion”). Of the total 1,312,379 shares of common stock issued upon conversion of the Note pursuant to the DCA, NextPlat received 570,599 shares, Charles M. Fernandez, the Company’s Chairman and Chief Executive Officer, received 228,240 shares, and Rodney Barreto, the Company’s Vice-Chairman of the Board of Directors, received 228,240 shares. In addition, each of the Holders also received a common stock purchase warrant to purchase one share of common stock for each share of common stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and will be immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock. The Company accounted for the Conversion Warrants in accordance with the guidance contained in ASC 480 and were classified as equity instruments. On the date of issuance, the fair value of the Conversion Warrants was approximately $2.7 million. On July 1, 2023, NextPlat and Messrs. Fernandez and Barreto exercised the Conversion Warrants. NextPlat exercised 230,000 Conversion Warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 common stock shares. NextPlat exercised the remaining 340,599 Conversion Warrants on a cashless basis and was issued 172,213 common stock shares. Messrs. Fernandez and Barreto exercised the Conversion Warrants on a cashless basis and were each issued 115,402 common stock shares. As of March 31, 2024, the fair value of the remaining Conversion Warrants was approximately $0.6 million.

At the same time as the SPA and DCA, the Predecessor Company and NextPlat entered into the Debenture Purchase Agreement. Under the Debenture Purchase Agreement, the Predecessor Company agreed to issue, and NextPlat agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10.0 million of Debentures to NextPlat. Pursuant to the Amendment, NextPlat and the Predecessor Company agreed to amend the Debenture Purchase Agreement and the form of Debenture to have a conversion price of $2.20 per share. As of March 31, 2024, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

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

In addition, the Predecessor Company issued 330,000 warrants to certain existing Progressive Care investors to induce them to approve the transaction contemplated by the SPA (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and will be immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Common Stock. The Company accounted for the Inducement Warrants in accordance with the guidance contained in ASC 480 and were classified as equity instruments. On the date of issuance, the fair value of the Inducement Warrants was approximately $0.7 million. On July 1, 2023, Messrs. Fernandez and Barreto exercised the Inducement Warrants on a cashless basis and were issued 96,068 and 15,169 common stock shares, respectively. As of March 31, 2024, the fair value of the remaining Inducement Warrants was approximately $0.2 million.

Note 14. Stock-Based Compensation

Stock-based compensation is recorded in selling, general, and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations. The Successor Company recorded total stock-based compensation expense of approximately $65,000 for the three months ended March 31, 2024. The Predecessor Company recorded total stock-based compensation expense of approximately $60,000 for the three months ended March 31, 2023. There were no income tax benefits recognized from stock-based compensation during the respective periods due to cumulative losses and valuation allowances.

Note 15. Reportable Segments

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

The following tables present a summary of net income (loss) of the reportable segments (in thousands):

	Successor
	Three Months Ended March 31, 2024
	Pharmacy Operations	Third-Party Administration	Corporate	Total Consolidated
Sales of products, net	$11,255	$—	$—	$11,255
Revenues from services	2,840	533	—	3,373
Revenues, net	14,095	533	—	14,628

Costs of products	10,560	—	—	10,560
Costs of services	—	63	—	63
Costs of revenue	10,560	63	—	10,623

Gross profit	3,535	470	—	4,005

Operating expenses:
Salaries and wages	1,901	33	182	2,116
Professional fees	4	81	393	478
Depreciation and amortization	615	156	5	776
Selling, general, and administrative	770	7	123	900
Impairment loss (1)	132	—	—	132
Total operating expenses	3,422	277	703	4,402
Income (loss) from operations	113	193	(703)	(397)
Other (expense) income	(14)	—	39	25
Income (loss) before income taxes	99	193	(664)	(372)
Provision for income taxes	—	—	—	—
Net income (loss)	$99	$193	$(664)	$(372)

(1) Pharmacy Operations impairment losses during the three months ended March 31, 2024 was related to the write-down of a right-of-use asset as a result of taking the leased equipment out of service and not returning to service in the future.

	Predecessor
	Three Months Ended March 31, 2023
	Pharmacy Operations	Third-Party Administration	Corporate	Total Consolidated
Sales of products, net	$9,794	$—	$—	$9,794
Revenues from services	1,081	517	—	1,598
Revenues, net	10,875	517	—	11,392

Costs of products	8,196	—	—	8,196
Costs of services	—	49	—	49
Costs of revenue	8,196	49	—	8,245

Gross profit	2,679	468	—	3,147

Operating expenses:
Salaries and wages	1,445	33	120	1,598
Professional fees	383	96	295	774
Depreciation and amortization	60	4	—	64
Selling, general, and administrative	588	4	105	697
Total operating expenses	2,476	137	520	3,133
Income (loss) from operations	203	331	(520)	14
Other expense	(13)	—	(132)	(144)
Income (loss) before income taxes	190	331	(652)	(130)
Provision for income taxes	—	—	—	—
Net income (loss)	$190	$331	$(652)	$(130)

	Pharmacy Operations	Third-Party Administration	Corporate	Eliminations (1)	Total Consolidated
Total Assets as of March 31, 2024 (Successor)	$39,439	$4,733	$—	$(2,774)	$41,398
Total Assets as of December 31, 2023 (Successor)	$38,516	$4,573	$69	$(2,774)	$40,384

(1) Eliminations consist of investments in subsidiaries between the Pharmacy Operations segment and Corporate.

Capital expenditures for the Pharmacy Operations reporting segment were approximately $0.1 million for the three months ended March 31, 2024 (Successor period). Capital expenditures for the Pharmacy Operations reporting segment were approximately $17,000 for the three months ended March 31, 2023 (Predecessor period). There were no capital expenditures for the TPA reporting segment during the three months ended March 31, 2024 (Successor period) and the three months ended March 31, 2023 (Predecessor period).

Note 16. Related Party Transactions

Successor Company

During the three months ended March 31, 2024, the Successor Company paid $60,000 to NextPlat as management fees in accordance with the amended Management Services Agreement (the “Management Agreement”) dated May 1, 2023.

Predecessor Company

On February 1, 2023, the Predecessor Company entered into the Management Agreement with NextPlat Corp to provide certain management and administrative services to the Predecessor Company for $25,000 per month fee. On May 1, 2023, the Management Agreement was amended to update the fee to $20,000 per month. During the three months ended March 31, 2023, the Predecessor Company paid $50,000 to NextPlat as management fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item I of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, including potential impacts on our business, results of operations and financial condition. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future. See “Special Note Regarding Forward-Looking Statements” included earlier in this report.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2023 Form 10-K. The most recently adopted accounting pronouncements and accounting pronouncements to be adopted by the Company are described in Note 3 in the Notes to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

The following table summarizes our results of operations (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Total revenues, net	$14,628	$11,392	$3,236	28%
Total cost of revenue	10,623	8,245	2,378	29%
Total gross profit	4,005	3,147	858	27%
Operating expenses	4,402	3,133	1,269	41%
(Loss) income from operations	(397)	14	(411)	(2936)%
Other income (expense)	25	(144)	169	(117)%
Loss before income taxes	(372)	(130)	(242)	186%
Provision for income taxes	—	—	—	—
Net loss attributable to common shareholders	$(372)	$(130)	$(242)	186%

We recognized overall revenue from operations of approximately $14.6 million and $11.4 million during the three months ended March 31, 2024 and 2023, respectively, an overall increase of approximately $3.2 million, or 28%. The increase in revenue was primarily attributable to an increase in prescription revenue, net of PBM fees of approximately $1.6 million and an increase in 340B contract revenue of approximately $1.7 million, which was offset by a decrease in COVID-19 testing revenue of approximately $45,000, when compared to the prior year period.

Overall gross profit margins decreased from 28% for the three months ended March 31, 2023 to 27% for the three months ended March 31, 2024. The increase in gross profit of approximately $0.9 million was primarily attributable to (i) a favorable increase in reimbursement rates per prescription of approximately $1.0 million, which was offset by the unfavorable increase in drug cost per prescription of approximately $1.9 million; (ii) a favorable increase in pharmacy prescription volume of approximately $0.1 million; and (iii) a favorable increase in 340B contract revenue of approximately $1.7 million. The unfavorable significant increase in drug cost per prescription, negatively impacted our overall gross profit margin.

Loss from operations was approximately $0.4 million for the three months ended March 31, 2024, compared to an income from operations of approximately $14,000 for the three months ended March 31, 2023, a decrease of approximately $0.4 million primarily attributable to the increase in operating expenses, partially offset by the increase in gross profits. See below for further explanation relating to the increase in operating expenses.

Revenue

Our revenues were as follows (in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net
Prescription revenue, net of PBM fees	$11,324	77%	$9,771	86%	$1,553	16%
COVID-19 testing revenue	—	—%	45	—%	(45)	(100)%
Subtotal	11,324	77%	9,816	86%	1,508	15%
Revenues from services:
340B contract revenue	3,304	23%	1,576	14%	1,728	110%
Revenues, net	$14,628	100%	$11,392	100%	$3,236	28%

We have filled approximately 134,000 and 120,000 prescriptions during the three months ended March 31, 2024 and 2023, respectively, resulting in a favorable impact on prescription revenue of approximately $0.6 million. Revenue per prescription filled was also favorably impacted by the increase of reimbursement rates per prescription of approximately $1.0 million, when compared to the prior year period.

Dispensing fees and TPA revenue earned on our 340B contracts for the three months ended March 31, 2024 and 2023 were approximately $3.3 million and $1.6 million, respectively, an increase of approximately $1.7 million. The increase in 340B contract revenue was attributable to an increase in our existing 340B contracts of approximately $0.8 million and an increase in new 340B contract revenue of approximately $0.9 million.

Operating Expenses

Our operating expenses increased by approximately $1.3 million, or 41%, for the three months ended March 31, 2024, as compared to the prior year period. The increase was primarily attributable to the following:

●	approximately $0.7 million increase in the amortization of newly identifiable intangible assets as a result of the push-down accounting;
●	approximately $0.5 million increase in salaries and wages due to a combination of performance-based salary adjustments and additional headcount, net of attrition due to normal employee turnover;
●	approximately $0.1 million of impairment loss related to the write-down of a right-of-use asset; and
●	approximately $0.1 million increase in computer expenses.

During the three months ended March 31, 2024, the right-of-use asset impairment was a result of taking the leased equipment out of service and not returning to service in the future.

Other Income (Expense)

Other income (expense) increased by approximately $0.2 million for the three months ended March 31, 2024, as compared to the prior year period, primarily attributable to the decrease in interest expense as a result of the decrease in notes payable.

Net Loss

We had a net loss of approximately $0.4 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase in net loss was primarily attributable to the decrease in operating income.

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

The table below presents a reconciliation of the most directly comparable U.S. GAAP measure, net loss attributable to us, to Adjusted EBITDA for the periods indicated below (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net loss	$(372)	$(130)
Interest expense	16	150
Depreciation and amortization expense	776	64
Consolidated adjusted EBITDA	$420	$84

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows:

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net change in cash from:
Operating activities	$(2,277)	$827
Investing activities	(23)	(17)
Financing activities	(51)	(101)
Change in cash	(2,351)	709
Cash at end of period	$5,544	$7,452

Net cash used in operating activities totaled approximately $2.3 million for the three months ended March 31, 2024, compared to net cash provided by operating activities of approximately $0.8 million for the same period in 2023. Operational cash flows decreased primarily due to the timing difference of accounts payable to our 340B covered entities and receiving the reimbursements related to those 340B claims. The payments that were due to the covered entities at the end of the first quarter of 2024 were paid on the last business day of the quarter, however the collections of reimbursements for the 340B claims were not received until the first business day of the second quarter of 2024.

Net cash used in investing activities was approximately $23,000 and $17,000 for the three months ended March 31, 2024 and 2023, respectively. The cash outflow in 2024 was attributable to the purchase of a new car for our fleet. The cash outflow in 2023 was attributable to the purchase of pharmacy equipment.

Net cash used in financing activities was approximately $0.1 million for both the three months ended March 31, 2024 and 2023, due to the payments made on notes payable and finance leases.

Liquidity and Capital Resources

We have an accumulated deficit of approximately $34.8 million and $34.4 million as of March 31, 2024 and December 31, 2023, respectively. We have spent, and expect to continue to spend, additional amounts in connection with implementing our business strategy.

For the three months ended March 31, 2024, we had a net loss of approximately $0.4 million and a decrease in net cash position of approximately $2.4 million. The Company’s cash position was approximately $5.5 million as of March 31, 2024.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Previously Reported Material Weakness in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As disclosed in Part II Item 9A. “Controls and Procedures” in our annual report on Form 10-K for the year ended December 31, 2023, during fiscal year 2023 we identified a material weakness in our internal control over financial reporting. The material weakness is related to the improper accounting for the change in deferred tax valuation allowances resulting from the July 1, 2023 business combination without transfer of consideration. This material weakness also arises from our lack of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions. Subsequent to the identification of this material weakness, we conducted additional procedures and determined that there was no material misstatement in our consolidated financial statements for the year ended December 31, 2023.

Remediation of Previously Reported Material Weakness

During the three months ended March 31, 2024, we took the following measures as part of our previously disclosed remediation plan: a.) providing education and training to senior accounting staff as it relates to complex and non-routine transactions; and b.) consulting with accounting and tax experts to provide appropriate guidance with the accounting for complex and non-routine transactions.

We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. We are continuing to test the design of the new and enhanced controls related to the previously reported material weakness over the review of complex or non-routine transactions. We believe that these new and enhanced controls will be fully implemented and validated by the end of the third quarter of 2024. However, the material weakness will not be considered remediated until the new and enhanced controls have been operating effectively for a sufficient period of time.

(c) Changes in internal controls over financial reporting. Other than as discussed above, there has been no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Investors should carefully consider the risks in the “Risk Factors” in Part 1: Item 1A of our 2023 Form 10-K, and our other filings with the SEC. These risks are not the only ones facing the Company. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations. Any of these risks could adversely affect our business, cash flows, financial condition, and results of operations. The trading price of our common stock could fluctuate due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors from those discussed in our 2023 Form 10-K.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 2, 2024, the Company issued 15,923 shares of common stock valued at $49,998, or $3.14 per share, to Joseph Ziegler pursuant to a Directors Agreements dated December 9, 2021.

On January 25, 2024, the Company issued 2,027 shares of common stock valued at $15,000, or $7.40 per share, to an employee as stock-based compensation.

During the three months ended March 31, 2024, there were no repurchases of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Progressive Care Inc.

Date: May 15, 2024	By:	/s/ Charles M. Fernandez
Charles M. Fernandez Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Cecile Munnik
Cecile Munnik Chief Financial Officer (Principal Financial and Accounting Officer)