Form 10-Q
period 2024-06-30
Progressive Care Inc.
filed 2024-08-14
CIK 1402945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ☐ to ☐

Commission File Number: 000-52684

Progressive Care Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0186005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Ansin Blvd., Suite A, Hallandale Beach, FL	33009
(Address of principal executive offices)	(Zip Code)

(305) 760-2053

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares of the registrant’s common stock outstanding as of August 9, 2024 was 6,392,358.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on April 11, 2024 (“2023 Form 10-K”), this quarterly report on Form 10-Q for the three and six months ended June 30, 2024, and our other reports that we file or furnish with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except shares and par data)

(Unaudited)

	Successor
	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash	$8,537	$7,895
Accounts receivable – trade, net	9,391	8,339
Receivables - other, net	1,013	1,846
Inventory, net	2,343	3,069
Prepaid expenses	139	334
Total Current Assets	21,423	21,483
Property and equipment, net	3,157	3,284
Other Assets
Goodwill	—	731
Intangible assets, net	3,977	14,398
Operating right-of-use assets, net	213	427
Finance right-of-use assets, net	18	22
Deposits	39	39
Total Other Assets	4,247	15,617
Total Assets	$28,827	$40,384
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$10,329	$12,158
Notes payable	142	145
Operating lease liabilities	193	170
Finance lease liabilities	13	18
Total Current Liabilities	10,677	12,491
Long-term Liabilities
Notes payable, net of current portion	1,052	1,110
Operating lease liabilities, net of current portion	117	214
Finance lease liabilities, net of current portion	—	5
Total Liabilities	11,846	13,820

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred Stock, Series A ($0.001 par value, 51 shares authorized and designated; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	—	—
Preferred Stock, Series B ($0.0001 par value, 100,000 shares authorized and designated; 3,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	—	—
Common stock ($0.0001 par value, 100,000,000 shares authorized; 6,240,731 and 6,222,781 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	67	67
Additional paid-in capital	60,951	60,886
Accumulated deficit	(44,037)	(34,389)
Total Stockholders’ Equity	16,981	26,564
Total Liabilities and Stockholders’ Equity	$28,827	$40,384

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Sales of products, net	$10,518	$9,399	$21,773	$19,193
Revenues from services	2,959	2,157	6,332	3,755
Revenues, net	13,477	11,556	28,105	22,948

Costs of products	8,719	7,937	19,279	16,132
Costs of services	63	60	126	110
Costs of revenue	8,782	7,997	19,405	16,242

Gross profit	4,695	3,559	8,700	6,706

Operating expenses
Salaries and wages	2,166	1,701	4,282	3,300
Professional fees	384	274	862	1,048
Depreciation and amortization	757	72	1,533	137
Selling, general, and administrative	895	888	1,795	1,583
Impairment loss	9,792	—	9,924	—
Total operating expenses	13,994	2,935	18,396	6,068

(Loss) income from operations	(9,299)	624	(9,696)	638

Other income (expense):
Debt conversion expense	—	(5,206)	—	(5,206)
Gain on sale or disposal of property and equipment	—	3	1	3
Interest income	40	7	80	12
Interest expense	(17)	(65)	(33)	(214)
Total other income (expense)	23	(5,261)	48	(5,405)
Loss before income taxes	(9,276)	(4,637)	(9,648)	(4,767)
Provision for income taxes	—	—	—	—
Net loss attributable to common shareholders	$(9,276)	$(4,637)	$(9,648)	$(4,767)

Basic and diluted weighted average loss per common share	$(1.49)	$(1.05)	$(1.55)	$(1.22)

Weighted average number of common shares outstanding during the period – basic and diluted	6,241	4,427	6,240	3,896

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional		Total
	$0.001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023 (Successor)	—	$—	3	$—	6,223	$67	$60,886	$(34,389)	$26,564
Stock-based compensation	—	—	—	—	18	—	65	—	65
Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	—	(372)	(372)
Balance at March 31, 2024 (Successor)	—	—	3	—	6,241	67	60,951	(34,761)	26,257
Net loss for the three months ended June 30, 2024	—	—	—	—	—	—	—	(9,276)	(9,276)
Balance at June 30, 2024 (Successor)	—	$—	3	$—	6,241	$67	$60,951	$(44,037)	$16,981

	Preferred Stock, Series A		Preferred Stock, Series B		Common Stock		Additional		Total
	$0.001 Par Value		$0.0001 Par Value		$0.0001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022 (Predecessor)	—	$—	3	$—	3,347	$67	$22,525	$(14,974)	$7,618
Stock-based compensation	—	—	—	—	11	—	50	—	50
Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	—	(130)	(130)
Balance at March 31, 2023 (Predecessor)	—	—	3	—	3,358	67	22,575	(15,104)	7,538
Stock-based compensation	—	—	—	—	63	—	200	—	200
Issuance of common stock for PIPE transaction	—	—	—	—	455	—	1,000	—	1,000
Cost associated with issuance of common stock for PIPE transaction	—	—	—	—	—	—	(120)	—	(120)
Issuance of common stock and common stock purchase warrants for debt conversion	—	—	—	—	1,312	—	6,400	—	6,400
Net loss for the three months ended June 30, 2023	—	—	—	—	—	—	—	(4,637)	(4,637)
Balance at June 30, 2023 (Predecessor)	—	$—	3	$—	5,188	$67	$30,055	$(19,741)	$10,381

See accompanying notes to the unaudited condensed consolidated financial statements.

 PROGRESSIVE CARE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flows from operating activities:
Net loss	(9,648)	$(4,767)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	160	96
Change in provision for doubtful accounts	(54)	21
Amortization of debt issuance costs and debt discounts	-	128
Stock-based compensation	65	250
Debt conversion expense	-	5,206
Amortization of right-of-use assets - finance leases	13	17
Amortization of right-of-use assets - operating leases	73	78
Change in accrued interest on notes payable	-	47
Amortization of intangible assets	1,360	24
Gain on sale or disposal of property and equipment	(1)	(3)
Impairment loss	9,924	—
Changes in operating assets and liabilities:
Accounts receivable	(165)	(1,100)
Grant receivable	-	277
Inventory	726	(918)
Prepaid expenses	195	26
Deposits	-	(1)
Accounts payable and accrued liabilities	(1,769)	850
Operating lease liabilities	(71)	(81)
Net cash provided by operating activities	808	150

Cash flows from investing activities:
Purchase of property and equipment	(63)	(234)
Proceeds from sale or disposal of property and equipment	1	3
Net cash used in investing activities	(62)	(231)

Cash flows from financing activities:
Payments on notes payable	(91)	(173)
Payments on finance lease liabilities	(13)	(17)
Issuance of common stock for PIPE transaction	—	1,000
Payment of stock issuance costs	—	(120)
Net cash (used in) provided by financing activities	(104)	690

Increase in cash	642	609
Cash at beginning of period	7,895	6,743
Cash at end of period	$8,537	$7,352

Supplemental disclosures of cash flow information:
Cash paid for interest	$17	$37
Cash paid for income taxes	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Debt conversion of long-term notes payable and accrued interest, net of unamortized debt discount and debt issuance costs	$—	$1,195
Issuance of common stock and common stock purchase warrants for debt conversion	$—	$6,400

See accompanying notes to the unaudited condensed consolidated financial statements.

PROGRESSIVE CARE INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

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

On April 12, 2024, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with NextPlat (“Parent”) and Progressive Care LLC, a direct, wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Parent and the Company will enter into a business combination transaction pursuant to which the Company will merge with and into Merger Sub (the “Merger”) at the effective time of the Merger (the “Effective Time”), with Merger Sub being the surviving entity of the Merger.

The Merger Agreement and the transactions contemplated thereby were negotiated and approved by a Special Committee comprised of three of the Company’s independent directors. The Merger Agreement was also approved by a special committee of Parent’s board of directors, which was affirmed by the entirety of Parent’s board of directors, as well as the sole member of Merger Sub.

The Company’s shareholders will consider a proposal to approve the Merger at the Company’s annual meeting which is set to occur on September 13, 2024. Shareholders on record on July 29, 2024 will be entitled to vote at the Company’s annual meeting.

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

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain 2023 financial information has been reclassified to conform to the 2024 presentation. Such reclassifications do not impact the Company’s previously reported financial position or net income (loss). On the Condensed Consolidated Statements of Operations, Revenues, net, Costs of revenue, and Operating expenses have been disaggregated for the three and six months ended June 30, 2023. Additionally. operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

Note 3. Summary of Significant Accounting Policies

The significant accounting policies of the Company were described in Note 3 to the Audited Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the Company’s significant accounting policies for the six months ended June 30, 2024.

Cash

The Company maintains its cash in bank deposit accounts at several financial institutions, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) and at times may exceed federally insured limits of $250,000. The Company had approximately $3.5 million that was uninsured as of  June 30, 2024. In July 2023, the Company entered into a deposit placement agreement for Insured Cash Sweep Services (“ICS”). This service is a secure and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. The Company believes that the ICS agreement will mitigate its credit risk as it relates to uninsured FDIC amounts in excess of $250,000.

Concentrations

Suppliers:

The Company had significant concentrations with one vendor. The purchases from this significant vendor were 98% and 97% of total vendor purchases for the six months ended June 30, 2024 (Successor period) and the six months ended June 30, 2023 (Predecessor period), respectively.

Customers:

The Company derives a significant portion of sales from prescription drug sales reimbursed through prescription drug plans administered by pharmacy benefit managers (“PBM”) companies. Prescription reimbursements from our three most significant PBMs were as follows:

	Successor	Predecessor
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
A	32%	28%
B	22%	1%
C	18%	38%

Direct and Indirect Remuneration (“DIR”) Fees

DIR fees are fees charged by PBMs to pharmacies for network participation as well as periodic reimbursement reconciliations. The Company accrues an estimate of PBM fees, including DIR fees, which are assessed or expected to be assessed by payers at some point after adjudication of a claim, as a reduction of prescription revenue at the time revenue is recognized. Changes in the estimate of such fees are recorded as an adjustment to revenue when the change becomes known. Through December 31, 2023, for some PBMs, DIR fees were charged at the time of the settlement of a pharmacy claim. Other PBMs do not determine DIR fees at the claim settlement date, and therefore DIR fees are collected from pharmacies after claim settlement, often as clawbacks of reimbursements based on factors that vary from plan to plan. For example, two PBMs calculate DIR fees on a trimester basis and charge the Company for these fees as reductions of reimbursements paid to the Company two to three months after the end of the trimester (e.g., DIR fees for September – December 2023 claims were clawed back by these PBMs in May – June 2024). As of December 31, 2023, DIR fees that were not collected at the time of claim settlement, the Company recorded an accrued liability for estimated DIR fees that were fully collected by the PBMs by the end of the second quarter of 2024. Effective January 1, 2024, all PBMs began charging DIR fees at the time of the settlement of a pharmacy claim.

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

Subsequent Events

The Company has evaluated subsequent events through August 13, 2024, the date the unaudited condensed consolidated financial statements were available to be issued.

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

Fair Value Measurement on a Nonrecurring Basis

Common Stock Purchase Warrants

As of June 30, 2024, the Company had common stock purchase warrants classified as Level 3 equity instruments. The fair value of the common stock purchase warrants on the date of issuance was approximately $4.6 million. The Company used the Monte Carlo simulation model for valuation of the common stock purchase warrants. Key inputs into the Monte Carlo simulation model were as follows at the valuation date: risk-free interest rate: 3.5%-3.7%; expected term: 3-5.6 years; expected volatility: 93%-102%; exercise price: $2.20. For additional information on the initial issuance and subsequent exercise of the common stock purchase warrants, see also “Note 13. Stockholder’s Equity, Common Stock and Common Stock Purchase Warrants.”

Note 5. Revenue

The following table disaggregates net revenues by categories (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Sales of products, net
Prescription revenue, net of PBM fees	$10,521	$9,448
COVID-19 testing revenue	—	8
Other revenue	—	6
Subtotal	10,521	9,462
Revenues from services:
340B contract revenue	2,956	2,094
Revenues, net	$13,477	$11,556

	Successor	Predecessor
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Sales of products, net
Prescription revenue, net of PBM fees	$21,845	$19,219
COVID-19 testing revenue	—	54
Other revenue	—	5
Subtotal	21,845	19,278
Revenues from services:
340B contract revenue	6,260	3,670
Revenues, net	$28,105	$22,948

Note 6. Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all potentially dilutive shares of common stock outstanding during the period including common stock purchase warrants and stock options, using the treasury stock method, and convertible debt, using the if converted method. Diluted earnings per share excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The components of basic and diluted EPS were as follows (in thousands, except per share data). For all periods presented, the Company incurred a net loss causing inclusion of any potentially dilutive securities to have an anti-dilutive effect, resulting in diluted loss per common share and basic loss per common share being equivalent.

	Successor	Predecessor
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net loss attributable to common shareholders	$(9,276)	$(4,637)

Basic weighted average common shares outstanding	6,241	4,427
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	6,241	4,427

Basic weighted average loss per common share	$(1.49)	$(1.05)
Diluted weighted average loss per common share	$(1.49)	$(1.05)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Common stock purchase warrants	2,367	2,774
Stock options	323	156
	2,690	2,930

	Successor	Predecessor
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net loss attributable to common shareholders	$(9,648)	$(4,767)

Basic weighted average common shares outstanding	6,240	3,896
Potentially dilutive common shares	—	—
Diluted weighted average common shares outstanding	6,240	3,896

Basic weighted average loss per common share	$(1.55)	$(1.22)
Diluted weighted average loss per common share	$(1.55)	$(1.22)

Potentially dilutive common shares excluded from the calculation of diluted weighted average loss per common share:
Common stock purchase warrants	1,910	1,155
Stock options	57	176
	1,967	1,331

Note 7. Accounts Receivable – Trade, net

Accounts receivable consisted of the following (in thousands):

	Successor
	June 30, 2024	December 31, 2023
Gross accounts receivable – trade	$9,609	$8,611
Less: allowance for credit losses	(218)	(272)
Accounts receivable – trade, net	$9,391	$8,339

The Successor Company decreased the allowance for credit losses in the amount of approximately $56,000 and $54,000 for the three and six months ended June 30, 2024, respectively. The Predecessor Company increased the allowance of credit losses in the amount of approximately $12,000 and $21,000 for the three and six months ended June 30, 2023, respectively.

Accounts receivable – trade, net for the Predecessor Company as of January 1, 2023 and  June 30, 2023 were approximately $3.7 million and $5.0 million, respectively.

Note 8. Receivables – Other, net

Receivables – Other, net consisted of the following (in thousands):

	Successor
	June 30, 2024	December 31, 2023
Performance bonuses	$792	$1,602
Customers	188	192
Other	33	52
	$1,013	$1,846

Performance bonuses, paid annually by PBMs, are estimated (accrued monthly) based on historical pharmacy performance and prior payments received. Other receivables are comprised of vendor credits and loans to employees.

Note 9. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

		Successor
	Estimated Useful Life	June 30, 2024	December 31, 2023
Building	40 years	$2,116	$2,116
Vehicles	3 - 5 years	603	595
Furniture and equipment	5 years	388	388
Land	---	184	184
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease	119	76
Computer equipment	3 years	39	39
Construction in progress	---	—	22
Total		3,449	3,420
Less: accumulated depreciation		(292)	(136)
Property and equipment, net		$3,157	$3,284

Depreciation expense for the Successor Company was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. Depreciation expense for the Predecessor Company was approximately $0.1 million for both the three and six months ended June 30, 2023.

Note 10. Goodwill and Intangible Assets

Goodwill

During the three months ended June 30, 2024, the Company concluded that the carrying amount of the TPA reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of approximately $0.7 million. An interim impairment assessment was considered necessary as a result of the sustained decline in the Company’s stock price and related market capitalization. The goodwill impairment charge is reflected in “Impairment loss” in the Company’s unaudited condensed consolidated statements of operations.

With the assistance of a third-party valuation firm, the fair value of the TPA reporting unit was determined using an income approach whereby the fair value was calculated utilizing discounted estimated future cash flows (level 3 nonrecurring fair value measurement). The income approach requires several assumptions including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for the business, estimation of the useful life over which cash flows will occur, and determination of the weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit. The long-term growth rate used in the impairment was 3.0% and the weighted average cost of capital used in the impairment was 13.5%.

The changes in the carrying amount of goodwill by reporting segment during the six months ended June 30, 2024 were as follows (in thousands):

	Pharmacy Operations	Third-Party Administration	Total
Balance at December 31, 2023	$—	$731	$731
Goodwill impairment loss	—	(731)	(731)
Balance at June 30, 2024	$—	$—	$—

Intangible Assets

During the three months ended June 30, 2024, the Company performed an impairment assessment of long-lived assets due to the decline in future projected revenues and cash flows. As a result, the Company completed a recoverability test by reporting unit and concluded that the asset groups were not fully recoverable as the undiscounted expected future cash flows did not exceed their carrying amounts. The Company, with the assistance of a third-party valuation firm, determined the fair value of the asset groups using an income approach utilizing undiscounted estimated future cash flows (level 3 nonrecurring fair value measurement). The income approach requires several assumptions including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, and estimation of the useful life over which cash flows will occur. The carrying amount of certain assets in the asset group exceeded the fair value, resulting in the recognition of a non-cash impairment charge to intangible assets of approximately $9.1 million for the three months ended June 30, 2024 (reflected in “Impairment loss” in the Company’s unaudited condensed consolidated statements of operations), of which approximately $6.6 million was recorded in the Pharmacy Operations reporting unit and approximately $2.5 million was recorded in the TPA reporting unit. Furthermore, the Company reevaluated the useful lives of intangible assets and determined that the useful life of the trade names intangible asset decreased from 10 years to 5 years, while the pharmacy records remained at a 5-year useful life. After impairment, the Pharmacy Operations reporting unit had approximately $4.0 million of intangible assets that will be amortized over the remaining useful lives of four years. After impairment, there were no remaining intangible assets for the TPA reporting unit.

The following table provides the gross carrying amount, accumulated amortization, and net book value for each major class of intangible assets (in thousands):

	Successor
	June 30, 2024			December 31, 2023
	Gross amount	Accumulated amortization	Net Amount	Gross amount	Accumulated amortization	Net Amount
Pharmacy records	$2,447	$—	$2,447	$8,130	$(807)	$7,323
Tradenames	1,530	—	1,530	4,700	(224)	4,476
Developed technology	—	—	—	2,880	(281)	2,599
Total intangible assets	$3,977	$—	$3,977	$15,710	$(1,312)	$14,398

A summary of the changes to the gross carrying amount, accumulated amortization, and net book value of total intangible assets by reporting unit during the six months ended June 30, 2024 were as follows:

	Pharmacy Operations	Third-Party Administration	Total
Balances at December 31, 2023:
Gross amount	$12,650	$3,060	$15,710
Accumulated amortization	(1,023)	(289)	(1,312)
Net amount	11,627	2,771	14,398

Changes during the six months ended June 30, 2024:
Accumulated amortization expense	(1,055)	(305)	(1,360)
Impairment - gross amount	(8,673)	(3,060)	(11,733)
Impairment - accumulated amortization	2,078	594	2,672
Net amount	(7,650)	(2,771)	(10,421)

Balances at June 30, 2024:
Gross amount	3,977	—	3,977
Accumulated amortization	—	—	—
Net amount	$3,977	$—	$3,977

Amortization expense of intangible assets for the Successor Company was approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2024, respectively. Amortization of intangible assets for the Predecessor Company was approximately $12,000 and $24,000 for the three and six months ended June 30, 2023, respectively.

The following table represents the total estimated future amortization of intangible assets for the five succeeding years and thereafter as of June 30, 2024 (in thousands):

Successor
Year	Amount
2024 (remaining six months)	$497
2025	994
2026	994
2027	994
2028	498
Thereafter	—
Total	$3,977

Note 11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	Successor
	June 30, 2024	December 31, 2023
Accounts payable – trade	$10,046	$11,256
Accrued payroll and payroll taxes	181	167
Accrued PBM fees	—	571
Other accrued liabilities	102	164
Total	$10,329	$12,158

Note 12. Notes Payable

Notes payable consisted of the following (in thousands):

	Successor
	June 30, 2024	December 31, 2023
A. Mortgage note payable - commercial bank - collateralized	$1,096	$1,140
B. Note payable - uncollateralized	25	25
C. Notes payable - collateralized	73	90
Subtotal	1,194	1,255
Less: current portion of notes payable	(142)	(145)
Long-term portion of notes payable	$1,052	$1,110

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

(B) Note Payable – Uncollateralized

As of June 30, 2024 and December 31, 2023, the uncollateralized note payable represents a noninterest-bearing loan that is due on demand from an investor.

(C) Notes Payable – Collateralized

In April 2021, the Predecessor Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $30,000. During September 2021, pharmacy equipment was returned since the installation was cancelled and the note was amended. The amended promissory note payable requires 46 monthly payments of $331, including interest at 6.9%. The balance outstanding as of June 30, 2024 and December 31, 2023 on the note payable was approximately $4,000 and $6,000, respectively.

In July 2022, the Predecessor Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase pharmacy equipment in the amount of approximately $90,000. The terms of the promissory note payable require 60 monthly payments of $1,859, including interest at 8.78% starting January 2023. The balance outstanding on the note payable was approximately $66,000 and $74,000 as of June 30, 2024 and December 31, 2023, respectively. The promissory note is secured by equipment with a net book value of approximately $65,000 and $71,000 as of June 30, 2024 and December 31, 2023, respectively.

In September 2022, the Predecessor Company entered into a note obligation with a commercial lender, the proceeds from which were used to purchase a vehicle in the amount of approximately $25,000. The terms of the promissory note payable require 24 monthly payments of $1,143, including interest at 8.29% starting October 2022. The balance outstanding on the note payable was approximately $3,000 and $10,000 as of June 30, 2024 and December 31, 2023, respectively. The promissory note is secured by the vehicle with a net book value of approximately $16,000 and $18,000 as of June 30, 2024 and December 31, 2023, respectively.

Principal outstanding as of June 30, 2024, is expected to be repayable as follows (in thousands):

Successor
Year	Amount
2024 (remaining six months)	$84
2025	114
2026	119
2027	124
2028	753
Total	$1,194

Interest expense on these notes payable for the Successor Company was approximately $14,000 and $28,000 for the three and six months ended June 30, 2024, respectively. Interest expense on notes payable, exclusive of debt discount and debt issue cost amortization, for the Predecessor Company was approximately $31,000 and $82,000 for the three and six months ended June 30, 2023, respectively.

Note 13. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. As of June 30, 2024 and December 31, 2023, 51 shares are designated as Series A Preferred Stock, par value $0.001 per share, 100,000 shares are designated as Series B Preferred Stock, par value $0.0001 per share, and 9,899,949 shares are undesignated preferred shares, par value $0.0001 per share.

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

Also on May 5, 2023, the Predecessor Company entered into a Debt Conversion Agreement (“DCA”) with NextPlat and the other Holders of that certain Amended and Restated Secured Convertible Promissory Note, dated as of September 2, 2022, made by the Predecessor Company in the original face amount of approximately $2.8 million (the “Note”). Pursuant to the DCA, NextPlat and the other Holders agreed to modify and convert the total approximately $2.9 million of outstanding principal and accrued and unpaid interest to common stock at a conversion price of $2.20 per share (the “Debt Conversion”). Of the total 1,312,379 shares of common stock issued upon conversion of the Note pursuant to the DCA, NextPlat received 570,599 shares, Charles M. Fernandez, the Company’s Chairman and Chief Executive Officer, received 228,240 shares, and Rodney Barreto, the Company’s Vice-Chairman of the Board of Directors, received 228,240 shares. In addition, each of the Holders also received a common stock purchase warrant to purchase one share of common stock for each share of common stock they received upon conversion of the Note (the “Conversion Warrants”). The Conversion Warrants have a three-year term and will be immediately exercisable. Each Conversion Warrant is exercisable at $2.20 per share of Common Stock. The Company accounted for the Conversion Warrants in accordance with the guidance contained in ASC 480 and were classified as equity instruments. On the date of issuance, the fair value of the Conversion Warrants was approximately $2.7 million. On July 1, 2023, NextPlat and Messrs. Fernandez and Barreto exercised the Conversion Warrants. NextPlat exercised 230,000 Conversion Warrants on a cash basis and paid consideration in the amount of $506,000 and was issued 230,000 common stock shares. NextPlat exercised the remaining 340,599 Conversion Warrants on a cashless basis and was issued 172,213 common stock shares. Messrs. Fernandez and Barreto exercised the Conversion Warrants on a cashless basis and were each issued 115,402 common stock shares. As of June 30, 2024, the fair value of the remaining Conversion Warrants was approximately $0.6 million.

At the same time as the SPA and DCA, the Predecessor Company and NextPlat entered into the Debenture Purchase Agreement. Under the Debenture Purchase Agreement, the Predecessor Company agreed to issue, and NextPlat agreed to purchase, from time to time during the three-year term of the Debenture Purchase Agreement, up to an aggregate of $10.0 million of Debentures to NextPlat. Pursuant to the Amendment, NextPlat and the Predecessor Company agreed to amend the Debenture Purchase Agreement and the form of Debenture to have a conversion price of $2.20 per share. As of June 30, 2024, no Debentures have been purchased by NextPlat under the Debenture Purchase Agreement.

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

In addition, the Predecessor Company issued 330,000 warrants to certain existing Progressive Care investors to induce them to approve the transaction contemplated by the SPA (the “Inducement Warrants”). Charles M. Fernandez and Rodney Barreto received Inducement Warrants to purchase 190,000 and 30,000 shares of Common Stock, respectively. The Inducement Warrants have a three-year term and will be immediately exercisable. Each Inducement Warrant is exercisable at $2.20 per share of Common Stock. The Company accounted for the Inducement Warrants in accordance with the guidance contained in ASC 480 and were classified as equity instruments. On the date of issuance, the fair value of the Inducement Warrants was approximately $0.7 million. On July 1, 2023, Messrs. Fernandez and Barreto exercised the Inducement Warrants on a cashless basis and were issued 96,068 and 15,169 common stock shares, respectively. As of June 30, 2024, the fair value of the remaining Inducement Warrants was approximately $0.2 million.

Note 14. Stock-Based Compensation

Stock-based compensation is recorded in selling, general, and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations. The Successor Company recorded total stock-based compensation expense of approximately $65,000 for the six months ended June 30, 2024; there was no stock-based compensation expense during the three months ended June 30, 2024. The Predecessor Company recorded total stock-based compensation expense of approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2023. There were no income tax benefits recognized from stock-based compensation during the respective periods due to cumulative losses and valuation allowances.

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

The following tables present a summary of net income (loss) of the reportable segments (in thousands):

	Successor
	Three Months Ended June 30, 2024
	Pharmacy Operations	Third-Party Administration	Corporate	Total Consolidated
Sales of products, net	$10,518	$—	$—	$10,518
Revenues from services	2,649	310	—	2,959
Revenues, net	13,167	310	—	13,477

Costs of products	8,719	—	—	8,719
Costs of services	—	63	—	63
Costs of revenue	8,719	63	—	8,782

Gross profit	4,448	247	—	4,695

Operating expenses:
Salaries and wages	1,958	34	174	2,166
Professional fees	25	45	314	384
Depreciation and amortization	604	149	4	757
Selling, general, and administrative	747	5	143	895
Impairment loss	6,595	3,197	—	9,792
Total operating expenses	9,929	3,430	635	13,994
Loss from operations	(5,481)	(3,183)	(635)	(9,299)
Other (expense) income	(15)	—	38	23
Loss before income taxes	(5,496)	(3,183)	(597)	(9,276)
Provision for income taxes	—	—	—	—
Net loss	$(5,496)	$(3,183)	$(597)	$(9,276)

	Predecessor
	Three Months Ended June 30, 2023
	Pharmacy Operations	Third-Party Administration	Corporate	Total Consolidated
Sales of products, net	$9,399	$—	$—	$9,399
Revenues from services	1,477	680	—	2,157
Revenues, net	10,876	680	—	11,556

Costs of products	7,937	—	—	7,937
Costs of services	—	60	—	60
Costs of revenue	7,937	60	—	7,997

Gross profit	2,939	620	—	3,559

Operating expenses:
Salaries and wages	1,527	20	154	1,701
Professional fees	6	60	208	274
Depreciation and amortization	63	4	5	72
Selling, general, and administrative	638	4	246	888
Total operating expenses	2,234	88	613	2,935
Loss from operations	705	532	(613)	624
Other expense	(15)	—	(5,246)	(5,261)
Income (loss) before income taxes	690	532	(5,859)	(4,637)
Provision for income taxes	—	—	—	—
Net income (loss)	$690	$532	$(5,859)	$(4,637)

	Successor
	Six Months Ended June 30, 2024
	Pharmacy Operations	Third-Party Administration	Corporate	Total Consolidated
Sales of products, net	$21,773	$—	$—	$21,773
Revenues from services	5,489	843	—	6,332
Revenues, net	27,262	843	—	28,105

Costs of products	19,279	—	—	19,279
Costs of services	—	126	—	126
Costs of revenue	19,279	126	—	19,405

Gross profit	7,983	717	—	8,700

Operating expenses:
Salaries and wages	3,859	67	356	4,282
Professional fees	29	126	707	862
Depreciation and amortization	1,219	305	9	1,533
Selling, general, and administrative	1,517	12	266	1,795
Impairment loss	6,727	3,197	—	9,924
Total operating expenses	13,351	3,707	1,338	18,396
Loss from operations	(5,368)	(2,990)	(1,338)	(9,696)
Other (expense) income	(30)	—	78	48
Loss before income taxes	(5,398)	(2,990)	(1,260)	(9,648)
Provision for income taxes	—	—	—	—
Net loss	$(5,398)	$(2,990)	$(1,260)	$(9,648)

	Predecessor
	Six Months Ended June 30, 2023
	Pharmacy Operations	Third-Party Administration	Corporate	Total Consolidated
Sales of products, net	$19,193	$—	$—	$19,193
Revenues from services	2,558	1,197	—	3,755
Revenues, net	21,751	1,197	—	22,948

Costs of products	16,132	—	—	16,132
Costs of services	—	110	—	110
Costs of revenue	16,132	110	—	16,242

Gross profit	5,619	1,087	—	6,706

Operating expenses:
Salaries and wages	2,972	52	276	3,300
Professional fees	389	156	503	1,048
Depreciation and amortization	123	9	5	137
Selling, general, and administrative	1,226	8	349	1,583
Total operating expenses	4,710	225	1,133	6,068
Income (loss) from operations	909	862	(1,133)	638
Other expense	(27)	—	(5,378)	(5,405)
Income (loss) before income taxes	882	862	(6,511)	(4,767)
Provision for income taxes	—	—	—	—
Net income (loss)	$882	$862	$(6,511)	$(4,767)

	Pharmacy Operations	Third-Party Administration	Corporate	Eliminations (1)	Total Consolidated
Total Assets as of June 30, 2024 (Successor)	$29,900	$1,701	$—	$(2,774)	$28,827
Total Assets as of December 31, 2023 (Successor)	$38,516	$4,573	$69	$(2,774)	$40,384

(1) Eliminations consist of investments in subsidiaries between the Pharmacy Operations segment and Corporate.

Capital expenditures for the Pharmacy Operations reporting segment were approximately $18,000 and $0.1 million for the three and six months ended June 30, 2024, respectively (Successor period). Capital expenditures for the Pharmacy Operations reporting segment were approximately $0.2 million for both the three and six months ended June 30, 2023 (Predecessor period). There were no capital expenditures for the TPA reporting segment during the three and six months ended June 30, 2024 (Successor period) and the three and six months ended June 30, 2023 (Predecessor period).

Note 16. Related Party Transactions

Successor Company

During the three and six months ended June 30, 2024, the Successor Company paid $60,000 and $120,000 to NextPlat as management fees in accordance with the amended Management Services Agreement (the “Management Agreement”) dated May 1, 2023.

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

On February 1, 2023, the Company entered into a Management Services Agreement (the “Management Agreement”) with NextPlat Corp to provide certain management and administrative services to the Company for $25,000 per month fee. On May 1, 2023, the Management Agreement was amended to update the fee to $20,000 per month. During the three and six months ended June 30, 2023, the Company paid $65,000 and $115,000, respectively, to NextPlat as management fees.

Note 17. Commitments and Contingencies

On June 17, 2024, the Company was notified of a potential claim that a former employee allegedly suffered a loss due to a breach by the Company of an employment contract with the former employee. Management believes, based on discussions with its legal counsel, that the Company has meritorious defenses against the potential claim. The Company will vigorously defend this matter if such claim is ultimately litigated or brought before an arbitrator. The Company cannot reasonably estimate the amount of the loss.

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

Our 340MetrX platform provides 340B covered entities with data insights to effectively operate and maximize the benefits of the 340B program. The platform allows program administrators to manage, in real time, data related to revenue, virtual inventories, drug replenishment and reconciliation, detailed prescription history analysis, customized ordering data with major wholesalers, patient information, drug prescribing trends, and customized financial breakdowns. The 340MetrX software enhances services currently provided to 340B covered entities by complementing in-house 340B experts with a reporting platform aiming to maximize the limited resources in the 340B space through identification and validation of claims. 340MetrX allows our data analytics processes to be more efficient, giving our team the ability to seamlessly manage data for a much greater number of 340B covered entities in Florida, with potential to be scaled nationwide.

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

Results of Operations

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The following table summarizes our results of operations (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Total revenues, net	$13,477	$11,556	$1,921	17%
Total cost of revenue	8,782	7,997	785	10%
Total gross profit	4,695	3,559	1,136	32%
Operating expenses	13,994	2,935	11,059	377%
(Loss) income from operations	(9,299)	624	(9,923)	nm
Other income (expense)	23	(5,261)	5,284	(100)%
Loss before income taxes	(9,276)	(4,637)	(4,639)	100%
Provision for income taxes	—	—	—	—
Net loss attributable to common shareholders	$(9,276)	$(4,637)	$(4,639)	100%

nm = not meaningful

For the second quarter of 2024, we recognized overall revenue from operations of approximately $13.5 million, compared to approximately $11.6 million during the prior year period, an overall increase of approximately $1.9 million, or 17%. The increase in revenue was primarily attributable to an increase in prescription revenue, net of PBM fees, of approximately $1.1 million and an increase in 340B contract revenue of approximately $0.8 million, when compared to the prior year period.

Overall gross profit margins increased from 31% for the three months ended June 30, 2023 to 35% for the three months ended June 30, 2024. The increase in gross profit of approximately $1.1 million was primarily attributable to (i) a favorable change in reimbursement rates per prescription of approximately $0.1 million; (ii) a favorable change in pharmacy prescription volume of approximately $0.1 million; and (iii) a favorable change in 340B contract revenue of approximately $0.9 million.

Loss from operations was approximately $9.3 million for the three months ended June 30, 2024, compared to an income from operations of approximately $0.6 million for the three months ended June 30, 2023. The decrease in income from operations was primarily attributable to impairment losses recognized during the second quarter of 2024. See further explanation below.

Revenue

Our revenues were as follows (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net
Prescription revenue, net of PBM fees	$10,521	78%	$9,448	82%	$1,073	11%
COVID-19 testing revenue	—	—%	8	—%	(8)	(100)%
Other revenue	—	—%	6	—%	(6)	(100)%
Subtotal	10,521	78%	9,462	82%	1,059	11%
Revenues from services:
340B contract revenue	2,956	22%	2,094	18%	862	41%
Revenues, net	$13,477	100%	$11,556	100%	$1,921	17%

Prescription revenue, net of PBM fees increased by approximately $1.1 million during the second quarter of 2024 compared to the same period in 2023. The favorable impact on prescription revenue, net of PBM fees, was mainly attributable to a favorable change in reimbursement rates per prescription of approximately $0.2 million, and a favorable change in pharmacy prescription volume of approximately $0.9 million.

We filled approximately 133,000 and 118,000 prescriptions during the three months ended June 30, 2024 and 2023, respectively, a 10% period over period increase.

Dispensing fees and TPA revenue earned on our 340B contracts for the three months ended June 30, 2024 and 2023 were approximately $3.0 million and $2.1 million, respectively, an increase of approximately $0.9 million, or 41%. The increase in 340B contract revenue was primarily attributable to an increase in new 340B contracts that began towards the end of 2023.

Operating Expenses

Our operating expenses increased by approximately $11.1 million for the three months ended June 30, 2024, when compared to the prior year period. The increase was primarily attributable to the following:

●	approximately $9.8 million of impairment losses related to goodwill and long-lived assets impairments (see further explanations below);
●	approximately $0.7 million increase in the amortization of newly identifiable intangible assets as a result of the push-down accounting;
●	approximately $0.5 million increase in salaries and wages due to a combination of performance-based salary adjustments and additional headcount, net of attrition due to normal employee turnover; and
●	approximately $0.1 million increase in franchise taxes.

A goodwill impairment test was performed during the three months ended June 30, 2024 and it was determined that the carrying amount of goodwill at June 30, 2024 exceeded its fair value resulting in the Company recording a non-cash impairment charge of approximately $0.7 million during the period, recorded to the TPA reporting segment. As of June 30, 2024, there was no remaining goodwill. Refer to Note 10. Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, and inputs used in the fair value measurements.

A long-lived assets impairment test was performed during the three months ended June 30, 2024 and it was determined that the carrying amount of the asset group at June 30, 2024 exceeded its fair value resulting in the Company recording a non-cash impairment charge to certain long-lived assets, primarily intangible assets, of approximately $9.1 million during the period, of which approximately $6.6 million was recorded to the Pharmacy Operations reporting segment and approximately $2.5 million was recorded to the TPA reporting segment. As of June 30, 2024, intangible assets for the Pharmacy Operations reporting segment had a gross amount of approximately $4.0 million to be amortized over the next four years. There were no remaining intangible assets to be amortized for the TPA reporting segment as of June 30, 2024. Refer to Note 10. Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, inputs used in the fair value measurements, and the changes in intangible assets for the period.

Other Income (Expense)

Other income (expense) increased by approximately $5.3 million for the three months ended June 30, 2024, as compared to the prior year period, primarily attributable to the recognition of debt conversion expense in the amount of approximately $5.2 million in the prior year period.

Net Loss

Net loss was approximately $9.3 million and $4.6 million during the three months ended June 30, 2024 and 2023, respectively. The change in net loss was primarily attributable to the impairment losses recorded in the current year period, partially offset by the debt conversion expense recorded in the prior year period.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

The following table summarizes our results of operations (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Total revenues, net	$28,105	$22,948	$5,157	22%
Total cost of revenue	19,405	16,242	3,163	19%
Total gross profit	8,700	6,706	1,994	30%
Operating expenses	18,396	6,068	12,328	203%
(Loss) income from operations	(9,696)	638	(10,334)	nm
Other income (expense)	48	(5,405)	5,453	(101)%
Loss before income taxes	(9,648)	(4,767)	(4,881)	102%
Provision for income taxes	—	—	—	—
Net loss attributable to common shareholders	$(9,648)	$(4,767)	$(4,881)	102%

nm = not meaningful

During the first half of 2024, we recognized overall revenue from operations of approximately $28.1 million, compared to approximately $23.0 million during the prior year period, an overall increase of approximately $5.2 million, or 22%. The increase in revenue was primarily attributable to an increase in prescription revenue, net of PBM fees, of approximately $2.6 million and an increase in 340B contract revenue of approximately $2.6 million, when compared to the prior year period.

Overall gross profit margins increased from 29% for the six months ended June 30, 2023 to 31% for the six months ended June 30, 2024. The increase in gross profit of approximately $2.0 million was primarily attributable to (i) a favorable change in reimbursement rates per prescription of approximately $1.1 million; (ii) a favorable change in pharmacy prescription volume of approximately $0.2 million; and (iii) a favorable change in 340B contract revenue of approximately $2.6 million; offset by (iv) an unfavorable change in drug cost per prescription of approximately $1.9 million.

Loss from operations was approximately $9.7 million for the six months ended June 30, 2024, compared to an income from operations of approximately $0.6 million for the six months ended June 30, 2023. The decrease in income from operations was primarily attributable to impairment losses recognized during the first half of 2024; see further explanation below.

Revenue

Our revenues were as follows (in thousands):

	Successor		Predecessor
	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Dollars	% of Revenue	Dollars	% of Revenue	$ Change	% Change
Sales of products, net
Prescription revenue, net of PBM fees	$21,845	78%	$19,219	84%	$2,626	14%
COVID-19 testing revenue	—	—%	54	—%	(54)	(100)%
Other revenue	—	—%	5	—%	(5)	(100)%
Subtotal	21,845	78%	19,278	84%	2,567	13%
Revenues from services:
340B contract revenue	6,260	22%	3,670	16%	2,590	71%
Revenues, net	$28,105	100%	$22,948	100%	$5,157	22%

Prescription revenue, net of PBM fees increased by approximately $2.6 million during the first half of 2024 compared to the same period in 2023. The favorable impact on prescription revenue, net of PBM fees, was mainly attributable to a favorable change in reimbursement rates per prescription of approximately $1.1 million, and a favorable change in pharmacy prescription volume of approximately $1.5 million.

We filled approximately 266,000 and 238,000 prescriptions during the six months ended June 30, 2024 and 2023, respectively, an 8% year over year increase.

Dispensing fees and TPA revenue earned on our 340B contracts for the six months ended June 30, 2024 and 2023 were approximately $6.2 million and $3.7 million, respectively, an increase of approximately $2.6 million, or 71%. The increase in 340B contract revenue was attributable to an increase in our existing 340B contracts of approximately $1.0 million and an increase in new 340B contract revenue of approximately $1.6 million.

Operating Expenses

Our operating expenses increased by approximately $12.3 million for the six months ended June 30, 2024, when compared to the prior year period. The increase was primarily attributable to the following:

●	approximately $9.8 million of impairment losses related to goodwill and long-lived assets impairments (see further explanations below);
●	approximately $1.4 million increase in the amortization of newly identifiable intangible assets as a result of the push-down accounting, as well as depreciation;
●	approximately $1.0 million increase in salaries and wages due to a combination of performance-based salary adjustments and additional headcount, net of attrition due to normal employee turnover;
●	approximately $0.2 million increase in general and administrative expenses, primarily made up of computer expenses, franchise taxes, and shared-based compensation;
●	approximately $0.1 million of impairment loss related to the write-down of a right-of-use asset as a result of taking the leased equipment out of service and not returning to service in the future; and
●	approximately $0.2 decrease in professional fees.

A goodwill impairment test was performed during the six months ended June 30, 2024 and it was determined that the carrying amount of goodwill at June 30, 2024 exceeded its fair value resulting in the Company recording a non-cash impairment charge of approximately $0.7 million during the period, recorded to the TPA reporting segment. As of June 30, 2024, there was no remaining goodwill. Refer to Note 10. Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, and inputs used in the fair value measurements.

A long-lived assets impairment test was performed during the six months ended June 30, 2024 and it was determined that the carrying amount of the asset group at June 30, 2024 exceeded its fair value resulting in the Company recording a non-cash impairment charge to certain long-lived assets, primarily intangible assets, of approximately $9.1 million during the period, of which approximately $6.6 million was recorded to the Pharmacy Operations reporting segment and approximately $2.5 million was recorded to the TPA reporting segment. As of June 30, 2024, intangible assets for the Pharmacy Operations reporting segment had a gross amount of approximately $4.0 million to be amortized over the next four years. There were no remaining intangible assets to be amortized for the TPA reporting segment as of June 30, 2024. Refer to Note 10. Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, inputs used in the fair value measurements, and the changes in intangible assets for the period.

Other Income (Expense)

Other income (expense) increased by approximately $5.5 million for the six months ended June 30, 2024, as compared to the prior year period, primarily attributable to the decrease in interest expense, due to decreased notes payable balances, as well as the recognition of debt conversion expense in the amount of approximately $5.2 million in the prior year period.

Net Loss

We had a net loss of approximately $9.6 million and $4.8 million for the six months ended June 30, 2024 and 2023, respectively. The change in net loss was primarily attributable to the impairment losses recorded in the current year, partially offset by the debt conversion expense recorded in the prior year.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows:

	Successor	Predecessor
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net change in cash from:
Operating activities	$808	$150
Investing activities	(62)	(231)
Financing activities	(104)	690
Change in cash	642	609
Cash at end of period	$8,537	$7,352

Net cash provided by operating activities totaled approximately $0.8 million for the six months ended June 30, 2024, compared to $0.2 million for the same period in 2023. The favorable change of approximately $0.7 million was primarily attributable to the following:

●	decrease in net income of approximately $4.9 million;
●	increase in non-cash impairment losses of approximately $9.9 million;
●	net decrease in non-cash items of approximately $4.1 million, which include stock-based compensation, amortization, and debt conversion expense;
●	increase in operating assets of approximately $2.7 million, which primarily include increases in accounts receivable and inventories due to the increase in prescription volume; and
●	decrease in accounts payable of approximately $2.9 million, due to the timing of vendor payables.

Net cash used in investing activities was approximately $0.1 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively. The cash outflow in 2024 was attributable to the purchase of two new cars for our fleet and leasehold improvements. The cash outflow in 2023 was attributable to investment in our fleet.

Net cash used in financing activities was approximately $0.1 million for the six months ended June 30, 2024, compared to net cash provided by financing activities of approximately $0.7 million for the same period in 2023. The use of cash during 2024 was for payments on notes payable and finance lease liabilities. The cash inflow during 2023 was attributable to the $0.9 million net cash proceeds from the May 2023 PIPE transaction.

Liquidity and Capital Resources

We have an accumulated deficit of approximately $44.0 million and $34.4 million as of June 30, 2024 and December 31, 2023, respectively. We have spent, and expect to continue to spend, additional amounts in connection with implementing our business strategy.

For the six months ended June 30, 2024, we had a net loss of approximately $9.6 million, loss from operations of approximately $9.7 million, and net cash provided by operating activities of approximately $0.8 million. The Company’s cash position was approximately $8.5 million as of June 30, 2024. During the six months ended June 30, 2024, we recorded non-cash impairment losses of approximately $9.9 million unfavorably affecting the loss from operations but had no effect on our cash flows or cash position during the period; see cash flows above and results from operations.

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

Management believes that the above transaction, along with our present cash position and the cash we expect to continue to generate from operating activities, will allow us to operate and meet our obligations for at least 12 months from the issuance date of these consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no material off-balance sheet arrangements or obligations that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Remediation of Previously Reported Material Weakness

During the six months ended June 30, 2024, we took the following measures as part of our previously disclosed remediation plan: a.) providing education and training to senior accounting staff as it relates to complex and non-routine transactions; and b.) consulting with accounting and tax experts to provide appropriate guidance with the accounting for complex and non-routine transactions.

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

(c) Changes in internal controls over financial reporting. Other than as discussed above, there has been no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 17, 2024, the Company was notified of a potential claim that a former employee allegedly suffered a loss due to a breach by the Company of an employment contract with the former employee. Management believes, based on discussions with its legal counsel, that the Company has meritorious defenses against the potential claim. The Company will vigorously defend this matter if such claim is ultimately litigated or brought before an arbitrator. The Company cannot reasonably estimate the amount of the loss.

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

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

2.1*	Merger Agreement and Plan of Reorganization by and among NextPlat Corp., Progressive Care LLC, and Progressive Care Inc., dated April 12, 2024 (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 17, 2024).
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementary copies of any of the omitted schedules and other similar attachments upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Progressive Care Inc.

Date: August 13, 2024	By:	/s/ Charles M. Fernandez
Charles M. Fernandez Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Cecile Munnik
Cecile Munnik Chief Financial Officer (Principal Financial and Accounting Officer)